Form 10-K
period 1993-12-31
CHICAGO & NORTH WESTERN HOLDINGS CORP
filed 1994-03-21
CIK 854884

Securities and Exchange Commission
                                     Washington, D.C.  20549

                                            FORM 10-K
(Mark One)
                      Annual Report pursuant to Section 13 or 15(d) of the
 ( X )                   Securities Exchange Act of 1934 [fee required]
                           For the Fiscal Year Ended December 31, 1993
                                               or
                    Transition Report pursuant to Section 13 or 15(d) of the
 (   )                  Securities Exchange Act of 1934 [no fee required]
                       For the Transition period from ________ to ________

                                 Commission file number 33-30874

                            CHICAGO AND NORTH WESTERN HOLDINGS CORP.
                     (Exact name of registrant as specified in its charter)

              Delaware                                     13-3526817
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

       One North Western Center        60606              (312) 559-7000
           Chicago, Illinois         (Zip code)       (Registrant's telephone
        (Address of principal                            number, including
         executive offices)                                 area code)



Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
                       Title of each class             on which registered

                  Common Stock, $.01 par value         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:              None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X       NO

As of March 11, 1994, the aggregate market value of common shares held by nonaffiliates (based on the closing price as reported on the New York Stock Exchange composite tape) was approximately $827 million.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                  CLASS                      OUTSTANDING AT MARCH 11, 1994

               Common Stock                       30,927,713 Shares
               Non-Voting Common Stock            12,835,304 Shares

DOCUMENTS INCORPORATED BY REFERENCE:
                                                 Part of Form 10-K into Which
                 Document                          Document is Incorporated

Sections of Annual Report to Stockholders
 for Year Ended December 31, 1993 as specified herein.          II and IV
Sections of the Company's Proxy Statement for the
 Annual Meeting of Stockholders to be held in May, 1994             III

PART I

ITEM 1.  BUSINESS

The Company

Chicago and North Western Holdings Corp. (together with its subsidiaries, the "Company") is the holding company for the nation's eighth largest railroad based on total operating revenues and miles of road operated, transporting approximately 46 billion ton miles of freight in 1993. The railroad was chartered in 1836 and currently operates approximately 5,500 miles of track in nine states in the Midwest and West. The Company's east-west main line between Chicago and Omaha is the principal connection between the lines of the Union Pacific Railroad and the lines of major eastern railroads, providing the most direct transcontinental route in the nation's central corridor.

The Company hauls a wide variety of freight, classified into five major business groups: Energy (Coal); Agricultural Commodities; Automotive, Steel and Chemicals; Intermodal; and Consumer Products. The Company's Energy business group also includes its subsidiary, Western Railroad Properties, Incorporated ("WRPI"), which transports low-sulfur coal in unit trains from the southern Powder River Basin in Wyoming (the "Powder River Basin"), part of the largest reserve of low-sulfur coal in the United States, and is one of only two rail carriers originating traffic from the Powder River Basin. WRPI provides service principally under long-term contracts and is a highly efficient, low-cost operation. WRPI's tonnage, revenues and profits have increased significantly since its inception in 1984. During the period from 1986 to 1993, WRPI's annual coal tonnage increased from 23.8 million to 73.9 million tons. In addition to these major business groups, the Company provides commuter service in the Chicago area under a service contract with a regional transportation authority.

The Company, through its subsidiaries, is the successor to the business of CNW Corporation, which was acquired in 1989 in a leveraged, going-private transaction (the "Acquisition") led by Blackstone Capital Partners L.P. ("Blackstone"). The Company went public through a stock offering in 1992. Blackstone and its affiliates sold substantially all their shares in connection with a secondary stock offering in 1993.


Freight Business Groups

The Company groups its freight traffic into five major business groups, each of which is organized to service a particular commodity and customer base.
These business groups transport coal; agricultural commodities; automotive, steel and chemical products; and consumer products; and provide intermodal services, primarily hauling containers on double-stack trains under agreements with large international marine shipping companies. The Company seeks to maintain and enhance its competitive position by tailoring its capabilities to fit its particular customer base in such areas as equipment availability, scheduling, special purpose loading facilities and flexible contract terms.

2

Set forth below is a five-year comparison of gross revenues and volumes of the Company's five freight business groups.

                           Gross Freight Revenue and Loads by Business Group
                               (Revenue in millions, loads in thousands)

                         1993            1992           1991           1990           1989
                   Revenue   Loads Revenue  Loads Revenue  Loads Revenue  Loads Revenue   Loads
Energy (Coal):
  Core RR          $112.9    76.6  $ 98.1    83.1 $110.2    89.9 $102.9    89.3 $101.3    89.7
  WRPI              206.1   708.9   169.2   554.9  180.0   572.7  152.7   483.4  145.8   420.8
Agricultural
  Commodities       211.3   304.5   218.1   320.6  208.7   296.1  223.8   309.9  213.5   295.8
Automotive, Steel
  and Chemicals     200.5   332.3   190.9   318.0  177.6   291.9  207.8   296.5  215.2   309.6
Intermodal          119.5   714.0   116.4   689.2  109.0   618.0   99.2   593.4   96.4   581.0
Consumer
  Products          145.8   215.3   152.0   226.4  150.3   224.8  149.0   221.0  166.1   226.0
Total              $996.1 2,351.6  $944.7 2,192.2 $935.8 2,093.4 $935.4 1,993.5 $938.3 1,922.9



      Overall gross freight revenues per load decreased from 1989 to 1993, due to volume growth in lower revenue per load traffic, such as the Intermodal and Energy (Coal) business groups. Revenue per load for traffic other than the Intermodal and Energy (Coal) business groups has remained stable over that same period.

      Energy (Coal). Coal transportation is the Company's largest revenue-producing activity, handled by both WRPI and the core railroad. WRPI, which commenced operations in 1984, transports low-sulfur coal directly from ten of the fifteen mines of the Powder River Basin in Wyoming to the lines of the Union Pacific Railroad at South Morrill, Nebraska, for forwarding to electricity generating facilities primarily in the midwestern and south central states. WRPI originated 90.7% of the total coal loads handled by the Company in 1993. In addition, the core railroad transports a substantial volume of coal over its lines, including a significant number of trains carrying WRPI coal which re-enter the core railroad at Council Bluffs, Iowa, enroute to midwestern electricity generating facilities.

      Western Railroad Properties, Incorporated. The Powder River Basin is part of the largest reserve of sub-bituminous coal in the United States. In recent years, coal from the Powder River Basin has experienced a growing demand from electric utilities and other industrial customers due to the comparatively low cost of the delivered product (on a BTU basis) and the low-sulfur nature of the coal. The cost of the coal is lower because the reserves are relatively close to the earth's surface. In addition to lower mining costs, competition among the Powder River Basin mines and transportation suppliers has resulted in lower delivered cost of Powder River Basin coal than the delivered cost of local coal in most regions of the United States. Demand for Powder River Basin coal has also increased due to the reduced environmental impact because of its low-sulfur content. Demand for low-sulfur coal has increased due to the passage of the 1990 Amendments to the Clean Air Act. The Clean Air Act requires electric generating facilities to reduce their sulfur dioxide emissions. Utilities can accomplish this by burning coal with low-sulfur content, such as Powder River Basin coal, or by continuing to burn high-sulfur coal through the use of scrubbing devices designed to remove the sulfur from the smoke emissions or other balancing mechanisms.
3


                                    WRPI Operating Statistics
                                          (in millions)

                             1993       1992       1991       1990       1989


Tonnage                      73.9       57.2       58.4       49.0        42.6
Revenues                   $204.9     $169.0     $176.4     $150.8      $142.4
Operating income 1/        $ 94.6     $ 80.7     $ 68.8     $ 62.3      $ 70.2

___________________
1/  Operating income was reduced by a special charge of $6.8 million in 1991.

      1992 tonnage and revenues decreased from 1991 levels due to abnormally mild weather, which reduced the demand for electricity. In addition, first quarter 1991 shipments were high to meet contracted minimum shipping requirements deferred from 1990.

      WRPI handles coal for customers principally under long-term transportation contracts, with over 93% of WRPI's 1993 revenues derived from such contracts. The large percentage of revenues under long-term contracts, combined with the inherent stability of demand for coal from WRPI's electric utility customers, has provided a stable source of revenue. During 1993, WRPI had 50 contracts with electric utilities and other industrial users of low-sulfur coal. The remaining terms of these contracts vary between four months and 21 years. The ten largest WRPI customers accounted for approximately 69% of 1993 WRPI revenues. The weighted average life (based on historical tonnages) of the transportation contracts at December 31, 1993, for these ten customers was approximately seven years. Most of these facilities have been designed to burn sub-bituminous, low-sulfur coal.

      Core Railroad Coal. The core railroad's coal business is comprised primarily of trains carrying WRPI coal re-entering the east-west main line at Council Bluffs, Iowa. Such traffic accounted for 80% of the core railroad's coal revenues in 1993. The top ten customers accounted for 86% of 1993 coal revenue of the core railroad. The core railroad's coal is shipped principally under long-term contracts; the weighted average life (based on historical tonnages) at December 31, 1993 of the contracts for these ten customers was approximately four years. Profit margins on the core railroad coal movements are generally lower than on WRPI movements.

      Agricultural Commodities. The core railroad is one of the largest rail transporters of grain in the United States, operating over 750 miles of "grain gathering" lines. More than 140 multiple-car grain loading facilities in Iowa, Minnesota, Wisconsin, Illinois and Nebraska provide shipments to processors, barge terminals or the gateways of Chicago, Omaha, Kansas City and St. Louis for delivery to other carriers.

       The agricultural commodities group consists of the following commodities:
                                   4

                                                  Percent of 1993 Agricultural
                                                       Commodities Revenue

      Corn and soybeans                                       33.2%
      Wheat                                                    6.3
      Barley, oats and other grains                            7.9
        Subtotal grain                                        47.4%

      Corn syrup                                               8.2%
      Soybean meal and oil                                     9.6
      Feed and flour                                          11.4
      Malt                                                     3.7
        Subtotal grain products                               32.9%

      Agricultural chemicals                                   8.1%
      Potash and sulfur                                       11.6
        Total                                                100.0%



       In 1993, approximately 70% of grain shipments was for domestic processing and the balance was for feed lots and other users. 1993 grain shipments decreased due to flooding in the Midwest, which reduced the quantity and quality of the corn harvest in the Company's service territory. The core railroad has historically benefitted from long-term relationships with its grain customers. Continuation of these stable relationships is important because changes in weather, government farm policies and import-export demand makes the movement of agricultural products fluctuate unpredictably. The agricultural commodities business is conducted primarily with large grain firms, grain processing companies and fertilizer producers.

      Automotive, Steel and Chemicals. The Automotive, Steel and Chemicals business group serves domestic and international auto manufacturers, steel producers, iron ore mining operations and industrial chemical firms.

      The Company delivers auto parts to and handles finished motor vehicles from two assembly plants in Illinois and Wisconsin. The Company also transports finished domestic and import vehicles to the Company's regional distribution ramp facilities in West Chicago, Illinois; St. Paul, Minnesota; and Milwaukee, Wisconsin.

      The Company serves three industrial chemical producers and numerous chemical receivers, primarily in Illinois, Iowa, Minnesota and Wisconsin. The Company also participates in several overhead movements of industrial chemicals, primarily soda ash destined for the eastern U.S.

      In 1993, four auto customers accounted for 94% of total automotive revenues and seven steel and iron ore customers accounted for 85% of total steel and iron ore revenues.

      Intermodal. The Intermodal business group provides the transportation of various types of consumer products through a combination of railroad transport and transport by water or motor carriers. Intermodal traffic includes the movement of trailers-on-flat-car ("TOFC"); containers-on-flat-car ("COFC"); or unit trains of double-stack container cars, where the Company has been a pioneer. Intermodal transport has been among the fastest growing areas of the railroad business in the past decade and technological advances have made double-stack container service a highly cost-efficient method of transport since 1984. Double-stack container traffic now accounts for approximately 83% of the group's volume.

      The Intermodal business group's primary business is supplying intermodal transportation across the east-west main line directly to major international containership lines involved in intermodal trade. In addition to providing rail transportation, the Company provides terminal services to these customers at the Company's "Global I" and "Global II" double-stack terminal facilities. These facilities, located in the Chicago area, were specifically designed to economically handle modern double-stack unit trains. The Company believes that these facilities are among the nation's premier intermodal loading and unloading facilities and are of continuing strategic importance to the Company's ability to provide high quality intermodal service to its customers.

      While the Company's intermodal volume has grown rapidly in the past several years, from 581,000 loads in 1989 to 714,000 loads in 1993, revenues from intermodal services have grown less rapidly, from $96.4 million in 1989 to $119.5 million in 1993. Volumes have shifted from higher revenue, higher cost TOFC/COFC to the lower cost double-stack method of transport. The lower unit costs associated with double-stack movements have been shared with customers, resulting in higher profit margins for the Company and lower unit costs for the customers.

      Consumer Products. This business group includes a variety of consumer oriented commodities including food products, paper and related products, lumber and plywood, construction materials and some minerals such as silica sand and bentonite clay. Due to the diversity of customers and the products they ship, this business group, as a whole, closely tracks general economic conditions, and is very sensitive to other railroad and truck competition.


Commuter Line

      Since July 1, 1975, the Company has operated Chicago suburban commuter service under a purchase of service agreement with a regional transportation authority. The present agreement expires on December 31, 1994, and provides for the Company to receive a small profit for operating the service in addition to being reimbursed for the costs of commuter operations in excess of revenue fares collected. In 1993, gross revenues from the Commuter Line were approximately $85 million.

      Under a related agreement, the Company received approximately $7 million from the regional transportation authority during 1993 for the regional transportation authority's share of track improvements in the commuter operations territory.
                                    6

Employees

      The Company's employment levels and gross wages paid are shown in the following table:
                                  1993      1992      1991      1990       1989

Average employees for the year   6,158     6,269     6,841     7,397      8,140
Gross payroll (millions)          $306      $292      $294      $309       $332

      In 1991, the Company entered into an agreement (the "UTU Agreement") with the United Transportation Union ("UTU"), which permitted the Company to reduce crew size on all the Company's freight trains and yard crews from three to two persons by eliminating brakemen positions on those crews. This agreement resulted in the elimination of approximately 580 brakemen positions.
Employees with jobs abolished pursuant to the UTU Agreement, who did not voluntarily resign, were placed on reserve boards where they remain until recalled to service. As of December 31, 1993, there were no employees currently on reserve board status due to current traffic levels.


Competition

      The Company is subject to significant competition for freight traffic from rail, motor and water carriers. Strong competition among rail carriers exists in most major rail corridors. The principal factor in the Company's ability to compete for freight traffic is price. Quality of service and efficiency of operations are also significant factors, particularly in the intermodal area, where competition from motor carriers is substantial. Barge lines and motor carriers have certain cost advantages over railroads because they are not obligated to acquire, maintain or pay real estate taxes on the rights-of-way they use. WRPI's principal competitor is the Burlington Northern Railroad, a substantially larger carrier which has access to all of the Powder River Basin mines.


Railroad Regulation

      The core railroad and WRPI, along with other common carriers engaged in interstate transportation, are subject to the regulatory jurisdiction of the Interstate Commerce Commission ("ICC") in various matters, including rates charged for transportation services (to the extent they are still regulated), issuance of securities and assumption of obligations or liabilities, the extension and abandonment of rail lines, and the consolidation, merger and acquisition or control of carriers. ICC jurisdiction over rate matters generally is limited to general rate increases and to situations where railroads have market dominance and rates charged exceed a stated percentage of the variable costs of providing service. The core railroad, WRPI and other railroads are also subject to the jurisdiction of the Federal Railroad Administration with respect to safety appliances and equipment, railroad engines and cars, protection of employees and passengers, and safety standards for track.

      The conversion to Common Stock of the Non-Voting Common Stock issued to UP Rail in connection with the Company's 1992 recapitalization (see Note 12 to Consolidated Financial Statements) requires the approval of the ICC. On January 29, 1993, UP Rail filed an application with the ICC requesting this approval. A decision is expected in late 1994. See Item 13 "Certain Relationships and Related Transactions--UP Rail and UP."

      Labor relations in the railroad industry are governed by the Railway Labor Act ("RLA") instead of the National Labor Relations Act. The national collective bargaining agreements with the major national railway labor organizations covering the union employees of certain railroads, including certain subsidiaries of the Company, become open for modification in January of 1995. Under the RLA, when these agreements are open for modification, their terms remain in effect until new agreements are reached, and typically neither management nor labor is permitted to take economic action (such as a strike) until an extended process of negotiation, mediation and federal investigation is completed.

      Railroad industry personnel are covered by the Railroad Retirement Act ("RRA") instead of the Social Security Act. Employer contributions under the RRA are currently approximately triple those under the Social Security Act.

Operating Statistics

      Set forth below are certain operating statistics for the Company during the last five years.
                                           Freight Statistics
                        1993        1992        1991        1990       1989
Loadings
  (thousands)          2,351.6     2,192.2     2,093.4     1,993.5    1,922.9
Freight train
 miles (thousands)      13,219      11,809      11,365      11,353     11,756
Revenue ton miles
  (millions)            46,114      40,986      40,601      37,205     35,687
Average length of
  haul (miles)             299         288         292         296        294
Net tons per load         65.8        64.3        66.8        64.5       65.1


                                    Distribution of Traffic (Loads)
                         1993        1992        1991        1990        1989

Originated               43.7%       41.5%       41.4%       38.6%       39.5%
Terminated               24.1        24.4        24.8        25.4        24.1
Overhead  1/             18.3        18.1        18.1        18.5        19.2
Local  2/                13.9        16.0        15.7        17.5        17.2
                        100.0%      100.0%      100.0%      100.0%      100.0%



1/ Overhead represents traffic over the Company's rail lines that is neither originated nor terminated on such lines.

2/ Local represents traffic that is both originated and terminated on the Company's rail lines.
                                        8

      The following table reflects the Company's operating expenses as a percentage of revenues.
                                           Operating Expense Ratios
                                              Percent of Revenue
                                 1993      1992      1991      1990      1989

Transportation                   33.5%     31.5%     33.4%     35.2%     36.7%
Way and Structures               13.5      13.5      13.5      14.3      14.8
Equipment                        18.9      19.4      19.0      17.6      18.4
Depreciation                      6.6       6.6       6.8       7.6       6.3
Other Operating Expenses          7.0       8.3       7.8       8.2       8.5
Special Charges  1/               0.5       3.0      11.8       1.4       2.6
                                 80.0%     82.3%     92.3%     84.3%     87.3%


1/ Special charges comprise employee reduction and relocation costs of $3.4 million in 1993, $30.0 million in 1992, $76.8 million in 1991, $13.4 million in 1990, and $24.7 million in 1989; $39.0 million for environmental and personal injury reserves in 1991; and $1.6 million for management fees payable to a previous principal stockholder in 1993.


ITEM 2.  PROPERTIES

      Trackage and Rolling Stock. The status of the Company's trackage at December 31, 1993 was as follows:

      Miles of Track
        Main line                                                         1,998
        Branch lines                                                      2,841
        Operated under trackage rights                                      676
           Total railroad
             (includes 2,880 miles of welded rail)                        5,515
        Additional main tracks                                              845
        Yard switching and other track                                    2,515
           Total railroad and yard tracks                                 8,875

      Weight of Rail Owned (miles)
        130 lbs. or greater                                               1,287
        100 to 119 lbs.                                                   3,319
        Less than 100 lbs.                                                1,078

      At December 31, 1993, the Company's motive power and freight train car fleets were as follows:

      Rolling Stock Statistics  1/
      Diesel locomotive units:
        Owned                                                               222
        Leased                                                              489
           Total                                                            711


      Capacity (thousands of horsepower)                                  2,124


      Average age since built or rebuilt (years)                           12.0


      Bad order ratio  2/                                                  15.2

                                                         Covered
                          Box Flat Gondola Hopper Hopper Other Total Freight train car and auto racks -
        Owned            2,002   126    1,527     2,371    2,198    898   9,122
        Leased           5,208   483    2,025     1,909    9,657    445  19,727
        Total            7,210   609    3,552     4,280   11,855  1,343  28,849


      Capacity (thousands
        of tons) 3/        555    26      321       386    1,166     13   2,467


      Average age since
        built or rebuilt
        (years)                                                            21.3


      Bad order ratio                                                       6.6



1/ Does not include the Commuter Line's fleet of 53 diesel units and 293 coaches, which are leased at a nominal cost.

2/ Bad order ratio reflects the ratio of unusable rolling stock to total rolling stock. This ratio includes locomotives in shop for regularly scheduled inspections and 74 locomotives (or 9.7% of the total) being held for sale, potential rebuilding programs, spare parts or as a reserve to accommodate surges in business levels.

3/    Excludes capacity of 1,142 auto racks, which are not rated in tons.


      Western Railroad Properties, Incorporated. WRPI's trackage consists of a 103-mile line (the "Joint Line"), which is jointly owned with Burlington Northern Railroad, the only other railroad originating service from the Powder River Basin area, and a 107-mile line which connects the Joint Line to an existing line of the Union Pacific Railroad in western Nebraska.

      A trust for the benefit of a subsidiary of the Union Pacific Corporation (the "WRPI Trust") owns 101 miles of track and certain support facilities and leases them to WRPI under a 75-year lease (the "Lease"). Lease rentals by WRPI to the WRPI Trust provide a fixed return to the WRPI Trust plus a contingent return to the WRPI Trust measured by a varying percentage of available cash flow or operating revenues. Under the Lease, WRPI is required to transport substantially all of its coal over this line, where it is interchanged with the Union Pacific Railroad. WRPI owns the land under the line and leases it to the WRPI Trust. The core railroad operates the line as agent for WRPI under an operating agreement, with WRPI receiving all revenues and being responsible for all operating expenses.

      The Company believes that the amount and condition of its property, track and rolling stock are adequate to maintain the current level of operations.
The Company anticipates future expenditures will be required to continue its strategy to achieve low-cost leadership in its markets.

      Capital and Maintenance Expenditures. Over the last five years, the following track improvements and maintenance have been effected and the following amounts have been spent to maintain and improve rail service. 10

                                                Track Improvements
                                 1993       1992      1991      1990      1989
      Ties inserted
       (new and reusable)      598,475    620,717   575,036   652,933   747,749
      Miles of rail laid
       (new and reusable)        183.8      170.6     167.7     145.3     147.4
      Miles of track surfaced  3,544.0    2,868.0   3,089.0   3,290.0   2,778.0
      Cubic yards of ballast
        installed              607,283    748,496   480,275   593,256   807,553


                          Capital and Maintenance Expenditures
                                      (In Millions)
                                              Maintenance (excluding
                    Capital Expenditures      depreciation & rent)
       Year Ended
      December 31,    Road      Equipment     Road     Equipment       Total

         1993       $ 99.4       $ 16.4      $117.1      $ 93.7      $  326.6
         1992         79.4          3.9       111.3        86.0         280.6
         1991         77.1          7.3       136.0        85.2         305.6
         1990         60.1          1.7       120.2        90.3         272.3
         1989         88.4         16.6       123.3        98.5         326.8
         Total      $404.4       $ 45.9      $607.9      $453.7      $1,511.9


      The Company allocates funds for capital and maintenance expenditures based on its capital needs indicated by its long-term planning and availability of internally generated funds or suitable long-term financing.

      Capital expenditures in 1993 were $115.8 million, compared with $83.3 million in 1992, and $84.4 million in 1991. The majority of these expenditures were for improvements to the railroad plant, structures and equipment.

      Not included in the chart above is $202 million (excluding $97.4 million related to the sale and leaseback of certain locomotives and freight cars in
1990) representing the cost to lessors of freight cars and locomotives which the Company leased during the five-year period. The Company entered into operating lease agreements in 1993 covering 65 locomotives and 1,300 freight cars with a cost to the lessors of approximately $161 million, of which approximately $59 million of such equipment was received in 1993. The Company expects to enter into additional operating lease agreements in 1994 for 65 locomotives and approximately 300 freight cars which have a cost to the lessors of approximately $107 million.

      A $152 million capital expenditures program is presently budgeted for 1994. The majority of the capital expenditures program covers replacement of rail, ties and other track material system-wide, expansion of train handling capacity from the Powder River Basin by WRPI, and construction of new facilities to serve shippers.
                 11

      The Debt Facilities and other indebtedness of the Company impose limitations on the amount of capital expenditures by the Company and its subsidiaries. The Company does not believe that either the restrictions on capital expenditures contained in the Debt Facilities or the Company's other indebtedness should adversely affect its ability to carry out its planned capital expenditures.

      Other Property. The Company owns various facilities including those for maintenance, stores and yards throughout its system. It leases, and at the expiration of the lease in 1996 will at a nominal price become the owner of, an iron ore handling facility at Escanaba, Michigan, which transports ore by conveyor belts from car to boat or from car to stockpile to boat.

      The Company is the lessor of certain real estate under approximately 1,700 leases for commercial, agricultural and industrial uses and owns additional real estate available for such uses. The Company continues to identify and sell real estate not needed for present or planned rail operations. The Company owns several repair facilities, including a heavy freight car repair facility at Clinton, Iowa, and other facilities for locomotive heavy repair at Marshalltown, Iowa; Chicago, Illinois; and Proviso, Illinois.


ITEM 3.  LEGAL PROCEEDINGS

Environmental Matters

      The Company's operations are subject to a variety of federal, state and local environmental and pollution control statutes and regulations which govern air emissions from equipment and facilities, discharges to water and the generation, handling, storage, transportation, treatment and disposal of hazardous substances. While over time, substantial expenditures by the Company may be required to comply with such existing and future statutes and regulations, the Company believes that, based on present information, such compliance can be achieved without a material adverse effect on the financial condition or competitive position of the Company.

      The federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA") and many state "superfund" laws, subject to certain limitations and defenses, impose strict, joint and several liability on current and prior owners or operators of contaminated properties and persons that arranged for disposal of hazardous substances at such properties. The Company, as owner and prior owner of properties used in rail or other industrial operations or leased to others for such purposes, is subject to liability from such laws without regard to when contamination may have occurred.

      The Company is the lessor of real property under approximately 1,700 leases for commercial, agricultural and industrial uses and owns or leases numerous other sites. The Company has provided reserves for environmental exposure from current and former railroad operating properties, fueling facilities, leased properties and pending litigation and enforcement actions. The Company's environmental exposure is reevaluated periodically.
12

      At December 31, 1993 the Company's reserve for environmental liabilities was $28 million. No offsets were credited for possible insurance recoveries, as the Company believes, to a large extent, it would not be able to obtain such recoveries. The reserves were determined based on the Company's anticipated cost of remediation at all known sites, including those where no claim or enforcement action has been issued, taking into consideration the extent of damage and the Company's remediation cost history. The Company has not discounted its environmental liabilities as the timing of remediation payments is uncertain. Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and remediation experience. Therefore, the ultimate cost cannot be determined at this time. However, while such cost may vary from the Company's current estimate, the Company believes the difference between its reserve and the ultimate liability will not be material.

      The Company has been named as a potentially responsible party in three proceedings under CERCLA and in one state superfund matter, all in the Midwest. The Company is also a defendant in one private CERCLA cost recovery action. The Company's reserves for environmental proceedings include these cases. The Company has assumed that other PRPs will pay appropriate shares of remediation obligations, except when the Company is aware they are incapable of doing so. In such instances, the Company has reapportioned the potential liability and provided a reserve.

      Following is a listing of the sites of which the Company is currently aware in which CERCLA or similar state superfund claims for remedial investigation, feasibility study and/or remediation costs have been made:

      9th Avenue Dump -- This proceeding involves the remediation of a contaminated site in Gary, Indiana. The Company is alleged to have been a generator of hazardous waste deposited at the site. Approximately 180 other potentially responsible parties ("PRPs") have also been identified. The United States Environmental Protection Agency ("U.S. EPA") has issued Section 106 orders to a large number of PRPs, including the Company, to undertake an interim remedial action (Phase 1) and a final remedial action (Phase 2). Work on Phase 1 is nearing completion. Negotiations with respect to the terms of the final remedial action are continuing. Total remediation costs are currently estimated at $45,000,000 based on Phase 1 costs to date and a proposed revised remedy under review by U.S. EPA. Separate groups of PRPs have entered into consent decrees with the U.S. EPA to undertake the interim and final remedies and another group of de minimis PRPs has settled with the U.S. EPA. The Company and a number of PRPs have withdrawn from the Participation Agreement for the interim remedy, and the Company did not participate with the group of PRPs involved in undertaking the final remedy.
A participant group is attempting to reach agreement with EPA as to the terms of a revised Phase 2 remedy. The participant group has informed the Company that it may rejoin the group if it agrees to pay approximately 6.2% of the total remediation costs. The matter is in negotiation.
13

      Moss-American Site -- The Company is the owner of approximately one-third of an area in Milwaukee County, Wisconsin, which has been identified by the U.S. EPA as a CERCLA site. The remainder of the site is owned by Milwaukee County. The site was previously operated by Moss-American, a division of Kerr-McGee Oil Company, as a wood treatment facility and is contaminated with creosote and other hazardous wastes from the wood treatment process. The Company purchased the property from Kerr-McGee in 1980. The U.S. EPA has completed a remedial investigation and feasibility study and issued a Record of Decision which specifies a remediation plan estimated by U.S. EPA at $26,000,000. Both the Company and Milwaukee County have refused to undertake the remedy. Kerr-McGee has agreed to the terms of a consent decree which obligates it to undertake the remediation and is seeking $1 million from the Company as its contribution to the remediation costs. The matter is under negotiation. Kerr-McGee has also agreed to pay $1 million of approximately $1.9 million in U.S. EPA response costs. The Company has filed comments with the Department of Justice opposing the approval of the proposed consent decree between U.S. EPA and Kerr-McGee. Milwaukee County has filed for leave to intervene in the consent decree proceeding in the U.S. District Court in Milwaukee and to oppose entry of the consent decree and to initiate suit against U.S. EPA, the Wisconsin Department of Natural Resources, Kerr-McGee and the Company. U.S. EPA has made a claim against the Company and Milwaukee County for approximately $900,000 of response costs. The matter is in negotiation.

      West Minneapolis Site -- The Company is a defendant in a cost recovery suit brought in the U.S. District Court in St. Paul, Minnesota, by Riverwalk Partnership ("Riverwalk"), formerly known as Stanton-Harstad Properties and the Minneapolis Community Development Agency ("MCDA"). Riverwalk is the former owner of property which, in part, was the site of a railroad yard, roundhouse and coal gassification plant owned by the Chicago, St. Paul, Minneapolis & Omaha Railroad (the "Omaha"), a company acquired by the Company. Riverwalk alleges it has incurred expenses in excess of $200,000 for remediation of contamination discovered on the property allegedly caused by prior rail operations of Omaha. MCDA is the owner of property previously owned by Stanton-Harstad and Glacier Park, an affiliate of Burlington Northern (the "BN property") which lies adjacent to the Omaha property. MCDA, subsequent to the remediation performed by Stanton-Harstad, alleges that it has incurred expenses in excess of $2 million for its remediation costs of the Omaha and BN properties together and also alleges damages for diminution in value and delay in development. Consolidated Container Corporation is a defendant in both suits, and Burlington Northern Railroad and Glacier Park are defendants in the suit brought by MCDA. The Company has cross claimed against all other defendants.

      Union Scrap Iron and Metal Company III - The Company and approximately eighty other parties have received a notice from the U.S. EPA requesting reimbursement of approximately $1 million for costs allegedly incurred in connection with the remediation of the Union Scrap Iron and Metal III Site in Minneapolis, Minnesota.
                       14

      Rock, Michigan Groundwater - The Company has been identified by the Michigan Department of Natural Resources (the "Michigan DNR") as one of five PRP's allegedly responsible for contamination of shallow residential wells in Rock, Michigan. Property owned by the Company and previously used by a bulk fuel operator is alleged to be contaminated and the source of groundwater contamination. The Michigan DNR has demanded payment of its response costs of approximately $2.2 million. The Company and other PRP's have been ordered to perform an investigation to determine the extent of contamination and to formulate a feasibility study for remediation. The Company has agreed to perform an investigation of its own property.

      During 1993, the Company settled environmental litigation with respect to the following sites:

      Holtz-Krause Landfill - During October, 1993, the Company entered into a consent and settlement agreement among a large group of participants and the Wisconsin Department of Natural Resources providing for the remediation of the site. The settlement is at a cost to the Company within its existing reserve.

      East Bethel Landfill - During May, 1993, the Company and other defendants settled with Sylvester Brothers, the owner and operator of the East Bethel Landfill, under the terms of which the defendants (including the Company) will undertake remediation of the site. The settlement is at a cost to the Company within its existing reserve.


Litigation

      The Company is party to a number of other legal actions arising in the ordinary course of business, including actions involving personal injury claims. In management's opinion, the legal actions to which the Company is a party will not in the aggregate have a material adverse effect on the financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of 1993.


Executive Officers of the Registrant

      Listed below are the names, present titles and ages of all executive officers of the Company or its predecessor and the positions held during the last five years. Each executive officer holds office until his successor shall have been elected or appointed or until his death, resignation or removal. There have been no arrangements or understandings between any executive officer and any other person or persons pursuant to which he was selected as an executive officer. There are no family relationships between any executive officer and any director or other executive officer.
15

Robert Schmiege                    age 52, Chairman and Chief Executive Officer
                                   since August of 1988; President and a
                                   Director since July of 1988.

Arthur W. Peters                   age 51, Senior Vice President-Sales and
                                   Marketing since June of 1988.

Robert A. Jahnke                   age 50, Senior Vice President-Operations
                                   since December of 1988.

James P. Daley                     age 66, Senior Vice President and General
                                   Counsel since July of 1985; and Secretary since January of 1987.

Thomas A. Tingleff                 age 47, Senior Vice President-Finance and
                                   Accounting since June of 1989; Vice
                                   President-Finance and Assistant Treasurer from July of 1980 to May of 1989.

Jerome W. Conlon                   age 54, Senior Vice President-Administration
                                   since June of 1989; Director from July of 1989 to February of 1990; Senior Vice
                                   President-Public Affairs, Acquisitions and
                                   Planning from July of 1988 to July of 1989.


ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial information for the Company and the Predecessor for the periods and at the dates indicated. Information denoted "Predecessor" relates to dates or periods prior to the Acquisition. The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company in connection with the Acquisition. Such method of accounting has resulted in increased depreciation. In addition, the capital structure of the Company is different from that of its Predecessor, resulting in increased interest and prior to the Recapitalization, preferred dividends. Accordingly, the financial statements for periods and dates after July 24, 1989 are not comparable in all material respects to the financial statements for periods and dates prior to July 24, 1989. As explained in Note 1(f) to the Consolidated Financial Statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions and effective January 1, 1991, the Company changed its method of accounting for income taxes.

      The historical financial information (other than operating data) for each of the five years in the period ended December 31, 1993 was derived from consolidated financial statements, of which the three most recent years are incorporated by reference herein and were audited by Arthur Andersen & Co., independent public accountants, whose reports thereon are incorporated by reference herein.

                                                           Company                     Predecessor
                                                                             July 24,- January 1,-
                                                  Years ended December 31,   December    July 23,
                                            1993     1992     1991     1990  31,  1989     1989
                                                 (Dollars in millions, except per share amounts)
Statement of Operations Data:
Operating revenues                        $1,043.2 $ 985.0  $ 979.0  $960.7   $412.9     $541.7
Operating expenses 1/                        834.1   810.8    904.0   810.1    352.7      480.6
Operating income                             209.1   174.2     75.0   150.6     60.2       61.1
Other income, net                             11.0     8.1     11.1     7.5      3.9      (16.2)
Interest expense                             105.4   126.1    156.8   174.6     88.8       37.1
Income (loss)  before income taxes           114.7    56.2    (70.7)  (16.5)   (24.7)       7.8
Income (loss) before extraordinary
  item and cumulative effect                  64.0    37.4    (43.5)  (58.5)   (25.1)       4.3
Net income (loss) 2/                          53.2   (56.2)   (72.5)  (56.4)   (25.1)       4.3
Income (loss) available for
  common stockholders                         53.2  (114.9)  (102.8)  (76.1)   (32.4)       1.3
Income (loss) per share before
  extraordinary item and
  cumulative effect  3/                       1.44    (.58)   (3.39)  (3.59)   (1.49)
Net income (loss) per share 3/                1.20   (3.15)   (4.72)  (3.49)   (1.49)


                                     Years Ended December 31,
                           1993      1992       1991      1990       1989
Operating Data:
Revenue ton miles
  (millions) 4/           46,114    40,986     40,601    37,705     35,687
Operating ratio (%) 5/      80.0      82.3       92.3      84.3       87.3



                                          December 31,
                            1993       1992       1991       1990       1989
                                        (Dollars in millions)

Balance Sheet Data:
Working capital           $  (51.9)  $  (72.2)  $  (75.6)  $  (48.3)  $  (31.9)
Total assets               2,135.9    2,072.0    2,089.0    1,905.1    1,937.5
Long-term debt             1,142.8    1,227.9    1,224.3    1,213.1    1,313.3
Preferred Stock                  -          -      207.4      177.1      157.5
Common stockholders'
  equity                     226.2      144.0      (98.5)       4.4       80.5



1/ Special charges included in operating expenses consist of employee reduction and relocation costs in 1993, 1992, 1991, 1990 and 1989, a charge in 1993 for management fees payable to a previous principal stockholder, and environmental and personal injury costs in 1991. Such special charges totaled $5.0 million in 1993; $30.0 million in 1992; $115.8 million in 1991; $13.4 million in 1990; $6.3 million for the period July 24 to December 31, 1989; and $18.4 million for the period January 1 to July 23, 1989.

2/ Net income for 1993 has been reduced by a $10.8 million extraordinary loss related to the refinancing of long-term debt. The 1992 net loss includes a $91.0 million extraordinary loss related to the Recapitalization and a $2.6 million charge for the cumulative effect of a change in the method of accounting for other postretirement benefits.
      The 1991 net loss includes a $25.6 million charge for the cumulative effect of a change in the method of accounting for income taxes and a $3.4 million extraordinary loss on prepayment of long-term debt.

3/ Income (loss) per share is calculated after deducting preferred stock dividends and accretion to liquidation value from net income (loss).
      Such amounts totalled $58.7 million in 1992; $30.3 million in 1991; $19.7 million in 1990; $7.3 million for the period July 24 to December 31, 1989; and $3.0 for the period January 1 to July 23, 1989.

4/ Revenue ton miles equals the product of the weight in tons of freight carried for hire and the distance in miles carried on the Company's lines.

5/ Operating ratio is the ratio of operating expenses to operating revenues. Special charges increased the operating ratio by 0.5, 3.0, 11.8, 1.4, and
      2.6 percentage points for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively.



                                             PART II

      The following items are incorporated into this report by reference to the sections of the Company's 1993 Annual Report to Stockholders shown below:

                                                    Annual Report Section Title
                                                          (If Applicable)
Item                Description                           and Page Number

 5        Market for the Registrant's                Stock Listing,
            Common Equity and Related                inside back cover
            Stockholders Matters.

 7        Management's Discussion and                Management Discussion and
            Analysis of Financial Condition          Analysis of Financial
            and Results of Operations.               Condition and Results
                                                     of Operations,
                                                     pages 16 through 21.

 8        Financial Statements, Supplementary        Pages 22 through 32.
            Data and the Report of
            Independent Public Accountants.

Item 9.  Disagreements on Accounting and Financial Disclosure

          None.


                                            PART III

Item 10.  Directors and Executive Officers of the Registrant

          Information with respect to the directors of the Company will be set forth under the caption "Nominees for Election as Directors," "Directors Continuing in Office Until 1995" and "Directors Continuing in Office until 1996" in the Company's Proxy Statement for the Annual Meeting of Stockholders and is hereby incorporated by reference. The Annual Meeting is scheduled to be held at 9:00 a.m. (CST), on May 3, 1994, at the Harris Trust and Savings Bank Auditorium, 111 West Monroe, 8th Floor, Chicago, Illinois.

          Information with regard to the Company's executive officers appears in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation

          Information with respect to this item will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders and is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information with respect to this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders and is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

          Information with respect to this item will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders and is hereby incorporated by reference.

                                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                Incorporated
                                                    Page       by Reference to
                                                   Number      Page Number in
                                                   of this      Annual Report
                                                  Form 10-K    to Stockholders


(a)  1.  Financial Statements

Report of independent public accountants                              32
Consolidated statement of income--years
  ended December 31, 1991, 1992 and 1993                              22
Consolidated balance sheet--
December 31, 1992 and 1993                                            23
Consolidated statement of cash flows--years
  ended December 31, 1991, 1992 and 1993                              24
Notes to Consolidated Financial Statements                         25-31


(a)  2.  Financial Statement Schedules

Report of independent public accountants                32
Selected Quarterly Financial Data for the
  years ended December 31, 1992 and 1993                              30
Schedule V -- Property, plant and equipment             28
Schedule VI -- Accumulated depreciation,
  depletion and amortization of property,
  plant and equipment                                   29
Schedule VIII -- Valuation and qualifying
  accounts and reserves                                 30
Schedule X -- Supplementary income
  statement information                                 31

(a)  3.  Exhibits

       Many Company exhibits are incorporated by reference to previous filings of the Company as defined below:

              The Preliminary Proxy Statement filed on March 7, 1994 by Chicago and North Western Holdings Corp.

              The Form S-8 filed on December 10, 1993 by Chicago and North Western Holdings Corp., file number 33-51405 (the "1993 Form S-8").

              The Form S-4 filed by Chicago and North Western Holdings Corp., file number 33-30874 (the "Form S-4").

              The Form S-1 filed on March 27, 1992 by Chicago and North Western Holdings Corp., file number 33-45265 (the "1992 Form S-1").

              The Annual Report of Chicago and North Western Holdings Corp. on Form 10-K for the year ended December 31, 1992, file number 33-30874 (the "1992 10-K").

              The Annual Report of Chicago and North Western Holdings Corp. on Form 10-K for the year ended December 31, 1990, file number 33-30874 (the "1990 10-K").

              The Annual Report of Chicago and North Western Holdings Corp. on Form 10-K for the year ended December 31, 1989, file number 33-30874 (the "1989 10-K").


  Number

    3.1 Restated Certificate of Incorporation of Chicago and North Western Holdings Corp. (incorporated by reference to Exhibit 4.1 to Form S-8).

    3.2 By-Laws of Chicago and North Western Holdings Corp. amended November 23, 1993 (incorporated by reference to Exhibit 4.2 to Form S-8).

    4.1 Specimen form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the 1992 Form S-1).

    4.14 Second Participation and Loan Agreement dated as of December 20, 1990 among Western Railroad Properties, Incorporated as Lessee and Citibank, N.A., not individually but solely as Trustee, as Lessor, and UP Leasing Corporation, as Beneficial Owner, and Union Pacific Corporation as Beneficial Owner Parent, and Chicago and North Western Transportation Company and CNW Corporation and Chemical Bank as Administrative Agent and Continental Bank, N.A. and the Long-Term Credit Bank of Japan, Ltd., Chicago Branch, as Co-Agents, and Banque Paribas, New York Branch and Manufacturer Hanover Trust Company as Lead Managers (incorporated by reference to Exhibit 10.19 to the 1990 10-K).
21

  Number

    4.16 Credit Agreement among Chicago and North Western Transportation Company, Chicago and North Western Holdings Corp., the Lenders named therein, Bank of Montreal, as issuing bank, the Co-Agents named therein and Chemical Bank, as Agent, dated as of March 27, 1992 (incorporated by reference to Exhibit 4.16 to the 1992 10-K).

    4.16a First Amendment and Waiver dated as of April 7, 1992 to the Credit Agreement dated as of March 27, 1992, among Chicago and North Western Transportation Company, Chicago and North Western Holdings Corp., the Lenders named therein, Bank of Montreal, as Issuing Bank, the Co-Agents party thereto and Chemical Bank, as Agent (incorporated by reference to Exhibit 4.16a to the 1992 10-K).

*   4.16b     Amendment dated as of September 10, 1993, to the Credit Agreement dated as of March 27, 1992, as previously amended, among Chicago and North Western Transportation Company, Chicago and North
              Western Holdings Corp., the Lenders named therein, Bank of
              Montreal, as Issuing Bank, the Co-Agents party thereto and Chemical Bank, as Agent.

*   4.16c     Master Assignment and Acceptance Agreement, dated as of September
              10, 1993, among Chicago and North Western Transportation Company,
              Chicago and North Western Holdings Corp., the Lenders named therein, Bank of Montreal, an Issuing Bank, the Co-Agents named therein and Chemical Bank, as Agent.

    4.17 Senior Secured Note Purchase Agreement among Chicago and North Western Transportation Company, Chicago and North Western Holdings Corp., and the Purchasers listed on Schedule I thereto dated March 27, 1992 (incorporated by reference to Exhibit 4.17 to the 1992 10-K).

    4.17a First Amendment and Waiver, dated as of April 7, 1992, to the Senior Secured Note Purchase Agreement, dated as of March 27, 1992, among Chicago and North Western Transportation Company, Chicago and North Western Holdings Corp., and The Purchasers named there (incorporated by reference to Exhibit 4.17a to the 1992 10-
              K).

    4.18 Master Collateral Agreement and Intercreditor Agreement among certain participating creditors of Chicago and North Western Transportation Company and Chemical Bank, as agent, dated as of March 27, 1992 (incorporated by reference to Exhibit 4.18 to the 1992 10-K).
                    22


  Number

   10.2 Second Amended and Restated Stockholders Agreement, dated as of March 30, 1992, among Chicago and North Western Holdings Corp., CNW Corporation, Chicago and North Western Transportation Company, Blackstone Capital Partners L.P., Blackstone Family Investment Partnership L.P., Blackstone Advisory Directors Partnership L.P., Chemical Investments, Inc., The Prudential Insurance Company of America, DLJ Capital Corporation, Union Pacific Corporation, UP Rail, Inc. and the Management Group (incorporated by reference to Exhibit 10.2 to the 1992 Form S-1).

   10.2a Letter Agreement dated October 1, 1992 releasing certain persons from the Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.2a to the 1992 10-K).

   10.2b Agreement dated as of December 1, 1992 among Chicago and North Western Holdings Corp., Blackstone Capital Partners, L.P., Blackstone Family Investment Partnership, L.P., Blackstone Advisory Directors Partnership, Chemical Investments Inc., Prudential Insurance Company of America, DLJ Capital Corporation, Union Pacific Corporation, UP Rail, inc., CNW Corporation, Chicago and North Western Transportation Company and the Management Group (incorporated by reference to Exhibit 10.2b to the 1992 10-K).

   10.3 Registration Rights Agreement, dated as of July 14, 1989, among Chicago and North Western Holdings Corp., Blackstone Capital Partners L.P., DLJ Capital Corporation, Union Pacific Corporation and the Management Group (the "Registration Rights Agreement") (incorporated by reference to Exhibit 10.3 to Form S-4).

   10.4 Amendment No. 1 to Registration Rights Agreement, dated as of July 24, 1989 (incorporated by reference to Exhibit 10.4 to Form S-4).

   10.5 Exchange Agreement between Chicago and North Western Holdings Corp. and UP Rail, Inc. dated March 30, 1992 (incorporated by reference to Exhibit 10.5 to the 1992 10-K).

   10.6 Standstill Agreement among Chicago and North Western Holdings Corp., Union Pacific Corporation and UP Rail, Inc. dated April 7, 1992 (incorporated by reference to Exhibit 10.6 to the 1992 10-K).

   10.7 Gillette-Douglas Joint Line Agreement between Burlington Northern, Inc. and Chicago and North Western Transportation Company (incorporated by reference to Exhibit 10.9 to Form S-4).
23

  Number

   10.8 Letter Agreement dated March 4, 1986 between Chicago and North Western Transportation Company, Western Railroad Properties Incorporated and Burlington Northern Railroad Company for the purchase of an undivided one-half interest in Burlington Northern's Coal Creek Junction and Caballo Junction, Wyoming line of railroad (incorporated by reference to Exhibit 10.10 to Form S-
              4).

   10.9 Agreement for Modification of Joint Line Agreement and for Interim Trackage Rights dated April 21, 1986 (incorporated by reference to
              Exhibit 10.11 to Form S-4).

 # 10.10 Chicago and North Western Transportation Company Supplemental Pension Plan, amended and restated January 1, 1984 (incorporated by reference to Exhibit 10.13 to the 1989 10-K).

 # 10.11 First Amendment to Chicago and North Western Transportation Company Supplemental Pension Plan, effective July 1, 1985 (incorporated by reference to Exhibit 10.14 to the 1989 10-K).

 # 10.12 Second Amendment to Chicago and North Western Transportation Company Supplemental Pension Plan, effective July 1, 1985 (incorporated by reference to Exhibit 10.15 to the 1989 10-K).

 # 10.13 Third Amendment to Chicago and North Western Transportation Company Supplemental Pension Plan, effective January 1, 1987 (incorporated by reference to Exhibit 10.16 to the 1989 10-K).

 # 10.13a Fourth Amendment to Chicago and North Western Transportation Company Supplemental Pension Plan, effective January 1, 1989 (incorporated by reference to Exhibit 10.63 to the 1989 10-K).

   10.14      One North Western Center Lease (incorporated by reference to
              Exhibit 10.20 to Form S-4).

 # 10.15 Chicago and North Western Transportation Company Profit Sharing and Retirement Savings Program (as amended and restated January 1,
              1989) (incorporated by reference to Exhibit 10.8 to the 1989 10-
              K).

 # 10.16 Bonus Plan of Chicago and North Western Holdings Corp., adopted March 9, 1992 (incorporated by reference to Exhibit 10.16 to the 1992 10-K).

 # 10.17 Chicago and North Western Transportation Company Executive Retirement Plan, dated January 1, 1989 (incorporated by reference to Exhibit 10.46 to the 1990 10-K).
24

  Number

   10.19 Purchase of Service Agreement between Commuter Rail Division and Chicago and North Western Transportation Company, October 1, 1984 to December 31, 1988 (incorporated by reference to Exhibit 10.22 to Form S-4).

   10.26 Amendments Nos. 7, 8 and 9 to Purchase of Service Agreement between the Commuter Rail Division and Chicago and North western Transportation Company (incorporated by reference to Exhibit 10.26 to the 1992 Form S-1).

 # 10.27 Chicago and North Western Transportation Company Excess Benefit Retirement Plan dated January 1, 1989 (incorporated by reference to Exhibit 10.36 to the 1989 10-K).

 # 10.28 Employment Agreement, dated as of July 14, 1989, between CNW Corporation and Jerome W. Conlon (incorporated by reference to
              Exhibit 10.42 to Form S-4).

 # 10.29 Employment Agreement, dated as of July 14, 1989, between CNW Corporation and James P. Daley (incorporated by reference to
              Exhibit 10.43 to Form S-4).

 # 10.30 Employment Agreement, dated as of July 14, 1989, between CNW Corporation and Robert A. Jahnke (incorporated by reference to
              Exhibit 10.44 to Form S-4).

 # 10.31 Employment Agreement, dated as of July 14, 1989, between CNW Corporation and Arthur W. Peters (incorporated by reference to
              Exhibit 10.45 to Form S-4).

 # 10.32 Employment Agreement, dated as of July 14, 1989, between CNW Corporation and Robert W. Schmiege (incorporated by reference to
              Exhibit 10.46 to Form S-4).

 # 10.33 Employment Agreement, dated as of July 14, 1989, between CNW Corporation and Thomas A. Tingleff (incorporated by reference to
              Exhibit 10.47 to Form S-4).

*# 10.33a     Termination Agreements each dated February 22, 1994 with respect to each of the Employment Agreements referenced in 10.28 through 10.33.

 # 10.34 Equity Incentive Plan for Key Employees of Chicago and North Western Holdings Corp. and Subsidiaries (incorporated by reference to Exhibit 10.48 to Form S-4).

 # 10.35 Form of Non-Qualified Stock Option Agreement, dated as of July 14, 1989, between Chicago and North Western Holdings Corp., and certain of the Management Investors (incorporated by reference to Exhibit 10.49 to Form S-4).

 # 10.42 Rollover Option Agreement, dated as of July 14, 1989, between Chicago and North Western Holdings Corp. and Robert A. Jahnke (incorporated by reference to Exhibit 10.57 to Form S-4).
25

  Number

 # 10.43 Rollover Option Agreement, dated as of July 14, 1989, between Chicago and North Western Holdings Corp. and Arthur W. Peters (incorporated by reference to Exhibit 10.58 to Form S-4).

 # 10.44 Rollover Option Agreement, dated as of July 14, 1989, between Chicago and North Western Holdings Corp. and Thomas A. Tingleff (incorporated by reference to Exhibit 10.59 to Form S-4).

   10.45 Agreement for UP Trackage Rights, dated as of July 14, 1989, by and among Union Pacific Railroad Company, Missouri Pacific Railroad Company, CNW Corporation and Chicago and North Western Transportation Company (incorporated by reference to Exhibit 10.60 to Form S-4).

   10.46 Supplemental Form of Agreement for UP Trackage Rights, dated as of January 31, 1990 (incorporated by reference to Exhibit 10.39 to the 1990 10-K).

   10.47 Amendment to Agreement for UP Trackage Rights dated as of December 20, 1990 (incorporated by reference to Exhibit 10.40 to the 1990 10-K).

   10.52 Letter of Intent, dated January 23, 1992 among Chicago and North Western Holdings Corp., CNW Corporation, Union Pacific Corporation, UP Rail, Inc. and UP Leasing Corporation (incorporated by reference to Exhibit 10.52 to the 1992 Form S-1).

 # 10.53 Chicago and North Western Holdings Corp. 1992 Equity Incentive Plan dated April 7, 1992 (incorporated by reference to Exhibit
              10.53 to the 1992 10-K).

 # 10.53a Chicago and North Western Holdings Corp. 1992 Equity Incentive Plan Amendment effective April 7, 1992.

*# 10.53b     Second Amendment to The Chicago and North Western Holdings Corp.
              1992 Equity Incentive Plan.

 # 10.54 Chicago and North Western Holdings Corp. 1994 Equity Incentive Plan (subject to shareholder approval incorporated by reference to Exhibit 22 to Preliminary Proxy Statement filed on March 7, 1994 via EDGAR).

*  10.55      AT&T Corporate Center office sublease between AT&T Communications,
              Inc. (as Landlord) and Chicago and North Western Transportation
              Company (as Tenant) dated as of October 25, 1993.

*# 10.56 Chicago and North Western Holdings Corp. Directors' Deferred Compensation Plan.

*# 10.57 Chicago and North Western Holdings Corp. Directors' Pension and Retirement Savings Plan.

*# 10.58 Chicago and North Western Holdings Corp. Directors' Pension and Retirement Savings Plan Trust.
 26

  Number

*  10.59      Agreement as of June 21, 1993 among Chicago and North Western
              Holdings Corp., Blackstone Capital Partners L.P., Blackstone
              Family Investment Partnership II L.P., Blackstone Advisory
              Directors Partnership L.P., Chemical Investments, Inc., The
              Prudential Insurance Company of America, DLJ Capital Corporation,
              Donaldson, Lufkin & Jenrette Securities Corporation, Union Pacific
              Corporation, UP Rail, Inc., CNW Corporation, Chicago and North
              Western Transportation Company, Chicago and North Western
              Acquisition Corporation, UP Leasing Corporation and certain individuals.

*  13.        Chicago and North Western Holdings Corp. 1993 Annual Report to
              Stockholders (only those portions incorporated by reference are deemed "filed").

*  21.        Subsidiaries of Chicago and North Western Holdings Corp.

   28. Railroad Common Control Application before the Interstate Commerce Commission, Finance Docket No. 32133, Union Pacific Corporation, Union Pacific Railroad Company and Missouri Pacific Railroad Company - Control -Chicago and North Western Holdings Corp. and Chicago and North Western Transportation Company, volumes 1 - 4 (incorporated by reference to Exhibit 28 to the 1992 10-K).





















* Filed herewith.

# Management contract or compensatory plan or arrangement.


No report on Form 8-K was filed in the fourth quarter of 1993.
27

                                           SIGNATURES

               Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CHICAGO AND NORTH WESTERN HOLDINGS CORP.

                            Principal Executive Officer


                            By               /s/ Robert Schmiege
                                               Robert Schmiege
                               Chairman, President and Chief Executive Officer


                            Principal Finance and Accounting Officer


                            By               /s/ T. A. Tingleff
                                               T. A. Tingleff
                                Senior Vice President-Finance and Accounting
March 18, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
                                                                 Date Signed


           /s/ Robert Schmiege            Director              March 18, 1994
             Robert Schmiege


         /s/ Richard K. Davidson          Director              March 18, 1994
           Richard K. Davidson


           /s/ James E. Martin            Director              March 18, 1994
             James E. Martin


            /s/ James Mossman             Director              March 18, 1994
              James Mossman


         /s/ Samuel K. Skinner            Director              March 18, 1994
           Samuel K. Skinner


         /s/ James R. Thompson            Director              March 18, 1994
           James R. Thompson
                  28
                                                                    SCHEDULE V

                            CHICAGO AND NORTH WESTERN HOLDINGS CORP.
                                  PROPERTY, PLANT AND EQUIPMENT
                                       Millions of dollars





      Column A      Column B    Column C     Column D     Column E    Column F

                                                           Other
                     Balance                               Changes
                       at       Additions                    add       Balance
                    beginning    at cost                  (deduct)     at end
   Classification   of period      (1)      Retirements      (2)      of period


Year Ended
December 31, 1993
Road                $1,301.1       $ 95.3      $  4.2     $ (0.9)     $1,391.3
Equipment              142.8         16.4         4.8        0.9         155.3
WRPI                   543.3          4.1         0.2        0.1         547.3
                    $1,987.2       $115.8      $  9.2     $  0.1      $2,093.9

Year Ended
December 31, 1992
Road                $1,248.7       $ 65.6      $ 13.5     $  0.3      $1,301.1
Equipment              144.5          3.9         5.3       (0.3)        142.8
WRPI                   533.2         13.8         3.7          -         543.3
                    $1,926.4       $ 83.3      $ 22.5     $    -      $1,987.2

Year Ended
December 31, 1991
Road                $  941.2       $ 62.6      $ 17.2     $262.1      $1,248.7
Equipment              143.4          7.3         6.2          -         144.5
WRPI                   491.4         14.5         1.2       28.5         533.2
                    $1,576.0       $ 84.4      $ 24.6     $290.6      $1,926.4






(1) Approximately $58.0 million in 1993, $39.0 million in 1992 and $26.8 million in 1991 represents payments to outsiders in cash, part of which was secured through long-term financing. The balance each year represents expenditures for company labor and related overheads and the use of new or reusable material from inventory used in construction.

(2)  Reflects adoption of SFAS No. 109, "Accounting for Income Taxes" in 1991.

29
                                                                    SCHEDULE VI

                  CHICAGO AND NORTH WESTERN HOLDINGS CORP.
            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                      OF PROPERTY, PLANT AND EQUIPMENT
                             Millions of dollars







      Column A      Column B    Column C     Column D     Column E    Column F

                                                           Other
                     Balance    Additions                 changes-
                       at        charged                    add       Balance
                    beginning   to cost &                 (deduct)    at end
   Classification   of period   expenses    Retirements     (1)      of period



Year Ended
December 31, 1993
Road                  $106.1       $ 35.6      $  1.0     $  1.7       $142.4
Equipment               24.6         10.2         4.8        1.9         31.9
WRPI                    75.1         23.0           -        0.7         98.8
                      $205.8       $ 68.8      $  5.8     $  4.3       $273.1


Year Ended
December 31, 1992
Road                  $ 76.9       $ 34.1      $  9.5     $  4.6       $106.1
Equipment               22.4         10.9         4.9       (3.8)        24.6
WRPI                    57.4         19.9         3.5        1.3         75.1
                      $156.7       $ 64.9      $ 17.9     $  2.1       $205.8


Year Ended
December 31, 1991
Road                  $ 47.3       $ 33.3      $  5.2     $  1.5       $ 76.9
Equipment               13.4         10.8         6.4        4.6         22.4
WRPI                    33.4         22.7         1.1        2.4         57.4
                      $ 94.1       $ 66.8      $ 12.7     $  8.5       $156.7







(1) Principally proceeds from disposal of property, net of removal costs, credited to reserve, depreciation capitalized through overhead rates.

                                              30
                                                                 SCHEDULE VIII
                            CHICAGO AND NORTH WESTERN HOLDINGS CORP.
                         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                       Millions of dollars





       Column A             Column B       Column C        Column D    Column E
                                           Additions
                             Balance      charged to
                               at       Costs    Other     Deductions  Balance
                            beginning    and     accounts   describe   at end
       Description          of period  expenses  describe     (1)      of period

Year Ended December 31, 1993
Reserves deducted from
  assets to which
  they apply--
 Reserve for uncollectible
  revenues and
  other charges               $ 4.0      $ 0.9    $   -      $ 0.8        $ 4.1
 Reserve for deferred
  tax assets                   43.1          -        -        5.5 (2)     37.6


Year Ended December 31, 1992
Reserves deducted
  from assets to which
  they apply--
 Reserve for uncollectible
  revenues and
  other charges               $ 4.0      $ 0.6    $   -      $ 0.6        $ 4.0
 Reserve for deferred
  tax assets                   52.1          -        -        9.0 (2)     43.1


Year Ended December 31, 1991
Reserves deducted
  from assets to which
  they apply--
 Reserve for uncollectible
  revenues and
  other charges               $ 4.1      $ 1.3    $   -      $ 1.4        $ 4.0
 Reserve for deferred
  tax assets                   52.1          -        -          -         52.1








(1)   Write off of uncollectible accounts, unless otherwise noted.
(2) Reduction for expiring fully-reserved investment tax credits and change in estimated use of credits.

        31
                                                                    SCHEDULE X

                            CHICAGO AND NORTH WESTERN HOLDINGS CORP.
                           SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                       Millions of dollars










            Column A                                       Column B

                                                 Charged to Costs and Expenses

                                                    Years Ended December 31,

                                                 1993          1992        1991


Maintenance and repairs (excluding payroll
  taxes of $22.9 million in 1993, $23.4 million
  in 1992 and $22.8 million in 1991.            $187.9        $173.9     $198.4


Depreciation, depletion and amortization
  of property, plant and equipment              $ 68.8        $ 64.9     $ 66.8



Taxes, other than income taxes                  $ 75.8        $ 75.5     $ 79.3














Depreciation and amortization of intangible assets, royalties and advertising costs are individually less than 1% of total revenues.
32

                            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Chicago and North Western Holdings Corp.:


      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Chicago and North Western Holdings Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1994.
Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the Index to Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

      Our report on the consolidated financial statements includes an explanatory paragraph with respect to the changes in method of accounting for income taxes and other postretirement benefits as discussed in Note 1(f) to the consolidated financial statements.







                                                  ARTHUR ANDERSEN & CO.


Chicago, Illinois
February 4, 1994