Form 10-Q
period 1994-03-31
CHICAGO & NORTH WESTERN HOLDINGS CORP
filed 1994-05-13
CIK 854884

                                    1 of 14


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



(Mark
 One)

 (X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1994.

 ( )   Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from       to


                         Commission File No. 33-30874


             CHICAGO  AND  NORTH  WESTERN  TRANSPORTATION  COMPANY


                 Delaware Corporation - I.R.S. No. 13-3526817


                            165 North Canal Street
                           One North Western Center
                           Chicago, Illinois  60606


                 Registrant's Telephone Number (312) 559-7000

                   CHICAGO AND NORTH WESTERN HOLDINGS CORP.
        (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X            No


Chicago and North Western Transportation Company has the following common shares, par value $.01 per share, outstanding at April 15, 1994:

                              Common  43,791,362
                                       2


PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                            Introductory Statement

The following (a) condensed balance sheet as of December 31, 1993, which has been derived from audited financial statements, and (b) unaudited, interim financial statements included herein have been prepared by the Company pursuant to the published rules and regulations of the Securities and Exchange Commission and, in the case of interim financial statements, in the opinion of management, reflect all adjustments (which adjustments, except those described in Note 2, consist only of normal recurring items) necessary to present fairly the results of operations of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K.
                                       3

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               millions of dollars except for per share amounts











                                                            Three Months Ended
                                                                 March 31,
                                                             1994        1993


Operating revenues                                          $273.9      $254.7
Operating expenses                                           225.7       209.1
Operating income                                            $ 48.2      $ 45.6
Other income, net                                              0.2         4.4
Interest expense                                              22.6        27.5
Income before income taxes                                  $ 25.8      $ 22.5

Income taxes:
  Currently payable                                         $  0.3      $  0.3
  Deferred                                                     9.5         7.6
                                                            $  9.8      $  7.9

Net income                                                  $ 16.0      $ 14.6



Earnings per common share                                   $ 0.35      $ 0.33



Shares used in earnings per share computation (thousands)   45,305      43,633














See accompanying notes to condensed consolidated financial statements.
                                       4

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET












                                    ASSETS


                                                   March 31,      December 31,
                                                     1994             1993
                                                       millions of dollars


Current assets:
  Cash and temporary cash investments              $   54.9          $   70.9
  Accounts receivable, net                            137.8             140.9
  Materials and supplies, at average cost              39.0              27.7
  Prepaid expenses and other                           10.5               9.3
                                                   $  242.2          $  248.8

Property:
  Road                                             $1,948.9          $1,938.6
  Equipment                                           156.0             155.3
  Accumulated depreciation                           (292.4)           (273.1)
                                                   $1,812.5          $1,820.8

Other assets                                       $   71.9          $   66.3

      Total assets                                 $2,126.6          $2,135.9















See accompanying notes to condensed consolidated financial statements.
                                       5

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET




                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,      December 31,
                                                     1994             1993
                                                       millions of dollars

Current liabilities:
  Accounts payable and accrued expenses            $  176.5          $  179.4
  Payroll and vacation pay                             37.6              35.3
  Interest                                              9.4              10.9
  Taxes                                                18.3              16.2
      Total, excluding long-term debt
        due within one year                        $  241.8          $  241.8
  Long-term debt due within one year                   55.0              58.9
                                                   $  296.8          $  300.7
Casualties and environmental reserve                   75.3              78.3
Other liabilities                                      81.6              84.3
Deferred income taxes                                 311.9             303.6
Long-term debt, excluding amounts due
    within one year:
  C&NW Railway                                        715.1             730.4
  WRPI                                                401.3             412.4
      Total                                        $1,116.4          $1,142.8
      Total liabilities                            $1,882.0          $1,909.7

Stockholders' equity:
  Common stock, par value $.01 per share,
    authorized 250,000,000 shares, issued
    43,813,266 shares and outstanding
    43,787,787 shares (of which 12,835,304
    are non voting) at March 31, 1994              $    0.4          $    0.4
  Capital surplus                                     539.9             537.5
  Retained income                                    (295.7)           (311.7)
                                                   $  244.6          $  226.2

      Total liabilities and stockholders' equity   $2,126.6          $2,135.9










See accompanying notes to condensed consolidated financial statements.
                                       6

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS





                                                           Three Months Ended
                                                                 March 31,
                                                             1994        1993
                                                           millions of dollars

Cash flow from operating activities:
  Net income                                               $ 16.0      $ 14.6
  Items not affecting cash flow from operating activities:
    Depreciation                                             18.5        17.3
    Amortization of debt cost                                 1.7         2.2
    Gain from sales of property, net                         (0.4)       (3.2)
    Deferred income taxes                                     9.5         7.6
      Cash provided from operating activities
        before changes in assets and liabilities           $ 45.3      $ 38.5
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                3.1        (9.6)
    (Increase) in other current assets except cash          (12.5)       (9.6)
    (Decrease) in accounts payable and accruals                 -        (1.4)
    (Decrease) in noncurrent reserves for special charges    (2.9)       (0.8)
    Other, net                                              (10.1)        6.2
      Net cash flow from operating activities              $ 22.9      $ 23.3

Cash flow from financing activities:
  Proceeds from debt financing                             $    -      $  0.6
  Proceeds from issuance of common stock                      1.1         0.4
  Payments on long-term debt                                (24.9)       (6.6)
  Prepayment of long-term debt                               (5.4)          -
      Net cash flow used for financing activities          $(29.2)     $ (5.6)

Cash flow from investing activities:
  Additions to property                                    $(11.3)     $(12.9)
  Proceeds from property dispositions                         1.5         3.5
  Other, net                                                  0.1        (0.2)
      Net cash flow used for investing activities          $ (9.7)     $ (9.6)

Increase (decrease) in cash & temporary cash investments   $(16.0)     $  8.1
Cash and temporary cash investments - beginning of period    70.9        44.2
                                    - end of period        $ 54.9      $ 52.3








See accompanying notes to condensed consolidated financial statements.
                                       7

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  Change of name.

    On May 3, 1994, an amendment to the Company's Restated Certificate of Incorporation was approved by the Company's stockholders, changing the Company's name from Chicago and North Western Holdings Corp. to Chicago and North Western Transportation Company, effective May 6, 1994. The Company's wholly-owned subsidiary, Chicago and North Western Transportation Company was re-named Chicago and North Western Railway Company. During February of 1994, the Company's intermediate holding company subsidiaries, Chicago and North Western Acquisition Corp. and CNW Corporation, were eliminated by merger.

2)  Prior period errors.

    First quarter 1994 results were reduced for the correction of net prior period errors and irregularities, which occurred primarily in 1993, of $1.7 million ($2.7 million pretax) or $.04 per share. $2.2 million ($3.6 million pretax) or $.05 per share was related to the fourth quarter of 1993. See Other Matters.

3)  Lease commitments.

    During March of 1994, the Company entered into a leveraged operating lease agreement for 65 locomotives and 250 freight cars to be delivered in 1994, which have a cost to the lessors of $110 million. The leased equipment serves as collateral for $84 million of 7.52% pass through trust certificates issued in March of 1994, and with a final maturity in 2014. The pass through trust certificates are not direct obligations of, or guaranteed by, the Company.

4)  Other income, net consists of the following:          Three Months Ended
                                                               March 31,
                                                          1994           1993
                                                         (millions of dollars)

    Interest income                                      $ 0.6          $ 0.4
    Gain from sales of property, net                       0.4            3.2
    Rents from property not used in operations             1.0            1.1
    Unrealized loss on excess fuel hedges                 (1.4)             -
    Other, net                                            (0.4)          (0.3)
                                                         $ 0.2          $ 4.4


5) Additional disclosures to Condensed Consolidated Statement of Cash Flows (millions of dollars) are as follows:

    The following cash payments were made in the periods shown:

                                         1994       1993

                      Interest          $22.2      $25.0
                      Income taxes      $ 0.4      $   -

    The Company considers all short-term investments which have an original maturity of less than ninety days as cash equivalents.
                                       8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
               First Quarter 1994 Compared to First Quarter 1993


                              Operating Revenues

Net freight revenues were $246.8 million in 1994, an increase of $19.2 million, or 8.4%, compared with 1993. The total number of loads handled in 1994 was 610,535, an increase of 56,828 loads, or 10.3%, compared with 1993. The balance of the operating revenues resulted from the Company's commuter and other operations.

Freight Revenue Comparison by Business Group             (millions of dollars)
                                                Three Months Ended March 31,
                                                                      Percent
                                                                      Change
                                               1994        1993      from 1993
Energy                                       $ 92.2      $ 76.0        21.3 %
Agricultural Commodities                       51.2        55.9        (8.4)
Intermodal                                     28.9        28.4         1.8
Automotive, Steel and Chemicals                53.2        48.5         9.7
Consumer Products                              34.1        34.7        (1.7)
  Gross freight revenues                     $259.6      $243.5         6.6
Allowances, absorptions and adjustments       (12.8)      (15.9)      (19.5)
  Net freight revenues                       $246.8      $227.6         8.4
Commuter                                       20.6        21.9        (5.9)
Other                                           6.5         5.2        25.0
  Total operating revenues                   $273.9      $254.7         7.5 %




Load Comparison by Business Group                         (loads in thousands)
                                                 Three Months Ended March 31,
                                                                      Percent
                                                                      Change
                                               1994        1993      from 1993
Energy                                        230.8       182.6        26.4 %
Agricultural Commodities                       72.5        78.0        (7.1)
Intermodal                                    174.2       166.9         4.4
Automotive, Steel and Chemicals                86.5        77.3        11.9
Consumer Products                              46.5        48.9        (4.9)
  Total loads                                 610.5       553.7        10.3 %

                        Operating Revenues - (Cont'd.)

ENERGY--Volume and gross revenues increased compared to 1993 related to coal originated in the southern Powder River Basin in Wyoming. Volume increases were due to new contracts and additional volume to existing customers. Western coal and core railroad coal shipments increased 28% and 18%, respectively. Revenue increases were less than volume increases due to new and renewed contracts at rates lower than those in place in 1993. Coal shipments for the remainder of the year are expected to increase over 1993 levels.

AGRICULTURAL COMMODITIES--Volume and gross revenues decreased due to poor crop availability resulting from the effects of the 1993 midwestern flooding and service problems caused by severe winter weather. Shipments of raw grains and finished grain products were down 8% and 10%, respectively. Traffic for the remainder of 1994 is expected to increase slightly compared to 1993 levels.

INTERMODAL--Volume and gross revenues increased due to increased traffic from existing TOFC customers. Volume increases are higher than revenue increases as a result of traffic moving at lower rates due to market pressures. These increases are expected to continue for the remainder of 1994.

AUTOMOTIVE, STEEL AND CHEMICALS--Volume and gross revenues increased compared to 1993. Automobile shipments increased 10% due to higher production and market share gains from General Motors' Janesville, Wisconsin, plant and increased overhead volumes resulting from an industry-wide increase in automobile production and sales. Metallic ore shipments increased 20%. Traffic for the remainder of 1994 is expected to increase compared to 1993 levels in part due to an increase from the resumption of shipments from Chrysler's Belvidere, Illinois plant, which was closed from May of 1993 until November of 1993 for retooling.

CONSUMER PRODUCTS--Volume and gross revenues decreased due to business that was diverted to the Wisconsin Central route due to that railroad's acquisition of the Fox River Valley Railroad. Traffic for the remainder of 1994 is expected to remain flat compared to 1993 levels.

                              Operating Expenses

Operating expenses were $225.7 million in 1994, an increase of $16.6 million, or 7.9%, compared with 1993 primarily due to increased labor, fuel, and hire of freight equipment caused by traffic increases and severe winter weather. The table below is a comparison of operating expenses.

Operating Expenses                                       (millions of dollars)
                                                                Percent change
                                             1994      1993       from 1993
Compensation and benefits                   $103.1    $ 96.8         6.5 %
Diesel fuel                                   22.2      18.0        23.3
Material and purchased services               22.4      20.2        10.9
Hire of freight equipment                     18.7      15.3        22.2
Other rents                                   18.3      18.2         0.5
Depreciation                                  18.6      17.3         7.5
Casualties                                     9.5      10.1        (5.9)
Other*                                        12.9      13.2        (2.3)
Total expenses                              $225.7    $209.1         7.9 %


*Other includes property taxes, utilities, vehicle operating costs, FRA and railroad association fees, and other general expenses.


1994 compensation and benefits expense increased due to train and engine payroll expense related to higher traffic levels and severe winter weather, and a 1.4% increase in the number of employees. Payroll taxes and other fringe benefit costs increased compared with 1993 due to increased payroll taxes related to higher wages, an increase in the health and welfare insurance rate, and increased profit sharing expense. Railroad labor costs as a percentage of railroad operating revenues were 37.6% in 1994 compared with 38.0% in 1993.

Diesel fuel expense in 1994 increased due to a 20.2% increase in consumption related to the increase in traffic and severe winter weather and a 2.5% increase in the average price per gallon.

Material and purchased services increased compared to 1993 primarily due to reduced billings for repairing foreign-line cars due to severe winter weather and the correction of a prior period error, partially offset by reduced expenses related to a 1993 car repair program that was not undertaken in 1994.

Hire of freight equipment increased due to increased traffic, severe winter weather and new equipment leases.

Depreciation expense increased primarily due to increased traffic levels on WRPI, where track structure components are depreciated on the unit of production method.

Casualty expense, which includes personal injury, environmental and insurance expense, decreased due to a credit resulting from the favorable settlement of a personal injury case in 1994.
                                      11


                               OTHER INCOME, NET

Other income decreased compared to 1993 due to a gain of $2.9 million related to a telecommunications easement sale in 1993 and a $1.4 million unrealized loss on excess fuel hedges in 1994. See Note 4 to Condensed Consolidated Financial Statements for a summary of other income, net.

                               INTEREST EXPENSE

Interest expense decreased by $4.9 million compared to 1993 due to the Company's refinancing of the Term and Standby portions of its Debt Facilities in September of 1993, lower debt levels and lower interest rates.

                                 INCOME TAXES

The income tax provision increased compared to 1993 due to the increase in pretax income in 1994.

                                 OTHER MATTERS

The Company's first quarter 1994 results included an adjustment for prior period errors and irregularities which reduced net income $1.7 million. The net adjustment, for inappropriate recording of certain operating expenses, reflects the conclusions of an investigation, conducted for the audit committee of the Company's board of directors, by the Company's outside counsel and the Company's independent public accountants, as well as a review, conducted by special counsel to the audit committee, of a part of the investigation. The net adjustment is not material to the Company's financial position or results of operations for the first quarter of 1994 or prior periods. The investigation concluded that there was no evidence that any funds or other assets were improperly diverted from the Company.

The net adjustment results from errors and irregularities that increased net income in past periods by approximately $4.4 million, offset by those that decreased net income in past periods by approximately $2.4 million. The problems were the result of inappropriate recording of certain operating expenses, and relate primarily to the fourth quarter of 1993, resulting in a net overstatement of $2.2 million ($.05 per share) in 1993 fourth quarter reported net income of $24.5 million, or $.54 per share (an overstatement of $3.6 million in pretax income), and a net overstatement of approximately $1.7 million ($.03 per share) in 1993 reported net income of $53.2 million, or $1.20 per share (an overstatement of $2.7 million in pretax income). The investigation also identified errors and irregularities in the earlier quarters in 1993 and in fiscal 1992 and 1991, that resulted in a net understatement of $.02 per share in reported loss in 1991 (in which there was a reported net loss of $4.72 per share); no net effect on reported net loss per share for 1992; a net understatement of $.01 per share in reported earnings in each of the first two quarters of 1993 (in which there were reported net earnings per share of $.33 and $.43, respectively); and no effect on reported loss per share for the third quarter of 1993.

The Company is cooperating with a preliminary inquiry by the Securities and Exchange Commission to determine whether there have been any violations of federal securities laws. In addition, although they were not involved in any way in the underlying errors and irregularities, the Company's senior vice president-Finance and Accounting and its vice president and controller, have been dismissed because of the manner in which they handled the matter after they discovered it. Two other Company employees were also dismissed. The Operating department has been restructured and the Company's senior vice president-Operations, although not involved in the errors and irregularities, has been reassigned to the position of senior vice president-Planning.

                                   LIQUIDITY

At March 31, 1994, the Company's working capital totaled a negative $54.6 million, while cash and temporary cash investments totaled $54.9 million. The Company has historically been able to operate with negative working capital due to a higher turnover rate for receivables than accounts payable. The Company has consolidated indebtedness that is substantial in relation to its common stockholders' equity. As of March 31, 1994, the Company had long-term indebtedness including current maturities of $1.2 billion and common stockholders' equity of $244.6 million.

The Company's cash requirements for financing and investing activities through the end of 1994 are comprised of interest and principal payments under its outstanding indebtedness and capital expenditures. The Debt Facilities and WRPI's loan agreements require additional debt payments based on calculations of excess cash flow as defined in their respective agreements.

The Company believes that its cash flow from operations, together with approximately $47 million available to it under the Debt Facilities on a revolving credit basis, will allow it to meet its liquidity and capital expenditure requirements during the foreseeable future. However, the Company believes that its ability to make principal and interest payments on its outstanding indebtedness and to comply with the financial covenants under the Debt Facilities, including a current ratio, an interest coverage ratio, a leverage ratio and a net worth test, is dependent upon the Company's future performance and business growth, which are subject to financial, economic, competitive and other factors affecting the Company and its subsidiaries, many of which are beyond the Company's control.

The Debt Facilities materially restrict the Company from paying dividends on or redeeming capital stock.

                     CAPITAL AND MAINTENANCE EXPENDITURES

The Company allocates funds for capital and maintenance expenditures based on its capital needs indicated by its long-term planning and availability of internally generated funds or suitable long-term financing.

Capital expenditures in the first quarter of 1994 were $11.3 million. A $193 million capital expenditure program is presently authorized for the Company in 1994, although some of these expenditures may not be incurred until 1995. The majority of the capital expenditures program covers replacement of rail, ties, and other track material system-wide, expansion of train handling capacity from the southern Powder River Basin by WRPI, and construction of new facilities to serve shippers. The Company plans to acquire equipment under operating leases with a cost to lessors of $221 million in 1994.
                                      13


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          MARINA CLIFFS BARREL DUMP SITE -- In April of 1994, the Company was notified by the Wisconsin Department of Natural Resources that the railroad and approximately 100 other companies have been identified as potentially responsible parties for having generated waste that was disposed of at the Marina Cliffs Barrel Dump Site, South Milwaukee, Wisconsin. The Wisconsin Department of Natural Resources is currently investigating this site and has indicated that it may place the site on the National Priority List which would designate it as a superfund site. The Company has undertaken an investigation to determine its liability, if any, with respect to this matter. At this time the Company has no specific information concerning the dump site or the potential costs of investigation and remediation. Based on the limited information available, the Company believes that its potential liability, if any, will not materially affect the financial condition of the Company.

          GARDENA, CALIFORNIA DUMP SITE -- In March of 1994, the Company received notice from the California Environmental Protection Agency (the "California EPA"), Department of Toxic Substances Control that the railroad and ten other companies have been identified as generators of spent batteries which have been illegally transported and stored at a site in Gardena, California. The batteries involved were originally disposed of under contract with Environmental Pacific Corporation in Amity, Oregon, in accordance with applicable federal hazardous waste regulations. It is alleged by the California EPA that the batteries were not disposed of by Environmental Pacific Corporation, but rather were transported to California and that appropriate disposal from the California site will be required. At this time the Company has no other information relating to the total number of batteries involved at the site or the potential cost of investigation and disposal. Based on the limited information available, the Company believes that its potential liability, if any, will not materially affect the financial condition of the Company.

          There have been no material changes to previously reported litigation.


Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

               No report on Form 8-K was filed on behalf of the Company during the quarter ended March 31, 1994.
                                      14




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY
                          By:





Date:  May 13, 1994                        /s/  JOHN M. BUTLER
                                             JOHN M. BUTLER
                          Acting Senior Vice President-Finance and Accounting





Date:  May 13, 1994                        /s/  JAMES P. DALEY
                                             JAMES P. DALEY
                          Senior Vice President, General Counsel and Secretary