Form 10-Q
period 1994-06-30
CHICAGO & NORTH WESTERN TRANSPORTATION CO /DE/
filed 1994-08-01
CIK 854884

                                    1 of 17



                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



(Mark
 One)

 (X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 1994.

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

                          Yes   X            No


Chicago and North Western Transportation Company has the following common shares, par value $.01 per share, outstanding at July 15, 1994:

                              Common  43,916,757
                                       2


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











                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                       1994        1993      1994        1993


Operating revenues                    $282.6      $257.0    $556.5      $511.7
Operating expenses                     229.3       204.3     455.0       413.4
Operating income                      $ 53.3      $ 52.7    $101.5      $ 98.3
Other income, net                        5.5         3.4       5.7         7.8
Interest expense                        24.1        27.4      46.7        54.9
Income before income taxes            $ 34.7      $ 28.7    $ 60.5      $ 51.2

Income taxes:
  Currently payable                   $  0.4      $  0.3    $  0.7      $  0.6
  Deferred                              12.8         9.7      22.3        17.3
                                      $ 13.2      $ 10.0    $ 23.0      $ 17.9

Net income                            $ 21.5      $ 18.7    $ 37.5      $ 33.3




Earnings per common share             $ 0.47      $ 0.43    $ 0.83      $ 0.76




Shares used in earnings per
 share computation (thousands)        45,181      43,667    45,202      43,625











See accompanying notes to condensed consolidated financial statements.
                                       4

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET












                                    ASSETS


                                                    June 30,      December 31,
                                                     1994             1993
                                                       millions of dollars


Current assets:
  Cash and temporary cash investments              $   90.8          $   70.9
  Accounts receivable, net                            130.8             140.9
  Materials and supplies, at average cost              38.0              27.7
  Prepaid expenses and other                           12.3               9.3
                                                   $  271.9          $  248.8

Property:
  Road                                             $1,972.0          $1,938.6
  Equipment                                           156.2             155.3
  Accumulated depreciation                           (307.1)           (273.1)
                                                   $1,821.1          $1,820.8

Other assets                                       $   70.6          $   66.3

      Total assets                                 $2,163.6          $2,135.9















See accompanying notes to condensed consolidated financial statements.
                                       5

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET




                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    June 30,      December 31,
                                                     1994             1993
                                                       millions of dollars

Current liabilities:
  Accounts payable and accrued expenses            $  183.3          $  179.4
  Payroll and vacation pay                             40.6              35.3
  Interest                                              9.2              10.9
  Taxes                                                19.0              16.2
      Total, excluding long-term debt
        due within one year                        $  252.1          $  241.8
  Long-term debt due within one year                   72.1              58.9
                                                   $  324.2          $  300.7
Casualties and environmental reserve                   75.6              78.3
Other liabilities                                      85.1              84.3
Deferred income taxes                                 324.3             303.6
Long-term debt, excluding amounts due
    within one year:
  C&NW Railway                                        695.5             730.4
  WRPI                                                391.9             412.4
      Total                                        $1,087.4          $1,142.8
      Total liabilities                            $1,896.6          $1,909.7

Stockholders' equity:
  Common stock, par value $.01 per share,
    authorized 250,000,000 shares, issued
    43,942,236 shares and outstanding
    43,916,757 shares (of which 12,835,304
    are non-voting) at June 30, 1994               $    0.4          $    0.4
  Capital surplus                                     540.8             537.5
  Retained income                                    (274.2)           (311.7)
                                                   $  267.0          $  226.2

      Total liabilities and stockholders' equity   $2,163.6          $2,135.9










See accompanying notes to condensed consolidated financial statements.
                                       6

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS





                                                            Six Months Ended
                                                                 June 30,
                                                             1994        1993
                                                           millions of dollars

Cash flow from operating activities:
  Net income                                               $ 37.5      $ 33.3
  Items not affecting cash flow from operating activities:
    Depreciation                                             36.9        34.3
    Amortization of debt cost                                 3.6         4.4
    Gain from sales of property, net                            -        (3.7)
    Deferred income taxes                                    22.3        17.3
      Cash provided from operating activities
        before changes in assets and liabilities           $100.3      $ 85.6
  Changes in assets and liabilities:
    Decrease in accounts receivable                          10.1         0.9
    (Increase) in other current assets except cash          (13.3)       (8.7)
    Increase in accounts payable and accruals                10.3         8.7
    (Decrease) in noncurrent reserves for special charges    (4.4)       (4.7)
    Other, net                                               (5.3)        6.2
      Net cash flow from operating activities              $ 97.7      $ 88.0

Cash flow from financing activities:
  Proceeds from debt financing                             $  0.1      $  0.6
  Proceeds from issuance of common stock                      1.8         0.6
  Payments on long-term debt                                (31.5)      (19.8)
  Prepayment of long-term debt                              (11.1)       (0.4)
      Net cash flow used for financing activities          $(40.7)     $(19.0)

Cash flow from investing activities:
  Additions to property                                    $(44.3)     $(39.7)
  Proceeds from property dispositions                         6.8         6.0
  Other, net                                                  0.4         1.4
      Net cash flow used for investing activities          $(37.1)     $(32.3)

Increase in cash and temporary cash investments            $ 19.9      $ 36.7
Cash and temporary cash investments - beginning of period    70.9        44.2
                                    - end of period        $ 90.8      $ 80.9








See accompanying notes to condensed consolidated financial statements.
                                       7


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  Change of name.

    On May 3, 1994, an amendment to the Company's Restated Certificate of Incorporation was approved by the Company's stockholders, changing the Company's name from Chicago and North Western Holdings Corp. to Chicago and North Western Transportation Company, effective May 6, 1994. The Company's wholly-owned subsidiary, Chicago and North Western Transportation Company was renamed Chicago and North Western Railway Company. During February of 1994, the Company's intermediate holding company subsidiaries, Chicago and North Western Acquisition Corp. and CNW Corporation, were eliminated by merger.

2)  Prior period errors.

    Six months ended June 30, 1994 results were reduced for the correction of net prior period errors and irregularities, which occurred primarily in 1993, of $1.7 million ($2.7 million pretax) or $.04 per share. $2.2 million ($3.6 million pretax) or $.05 per share was related to the fourth quarter of 1993. See Other Matters.

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

4)  Other income, net consists of the following:

                                         Three Months Ended   Six Months Ended
                                             June 30,             June 30,
                                          1994        1993     1994      1993
                                                 (millions of dollars)

    Interest income                      $ 0.9       $ 0.7    $ 1.5     $ 1.0
    Gain (loss) from sales of
      property and investment, net        (0.4)        2.2        -       5.3
    Rents from property not
      used in operations                   0.6         0.9      1.6       2.0
    Financing commitment fees             (0.2)       (0.1)    (0.2)     (0.3)
    Proceeds from loan repayment
      previously written-off               3.3           -      3.3         -
    Unrealized gain on excess
      fuel hedges                          1.4           -        -         -
    Other, net                            (0.1)       (0.3)    (0.5)     (0.2)
                                         $ 5.5       $ 3.4    $ 5.7     $ 7.8

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd.)

5) Additional disclosures to Condensed Consolidated Statement of Cash Flows (millions of dollars) are as follows:

    The following cash payments were made in the periods shown:

                                        Six Months Ended
                                            June 30,
                                         1994       1993

                      Interest          $44.6      $54.7
                      Income taxes        1.3        0.7


    The Company considers all short-term investments which have an original maturity of less than ninety days as cash equivalents.


6)  Contingent liabilities.

    The Company's operations are subject to a variety of federal, state and local environmental and pollution control statutes and regulations. The Company has been named as a potentially responsible party ("PRP") in four proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and in four state Superfund matters. The Company is also a defendant in one private CERCLA cost recovery action. The current estimate of the total cost of remediation for these proceedings to all PRPs aggregates approximately $82 million. The Company has assumed that other PRPs will pay appropriate shares of remediation obligations, except when the Company is aware they are incapable of doing so. In such instances, the Company has reapportioned the potential liability and provided a reserve.

    The Company has additionally provided reserves for environmental exposure from current and former railroad operating properties, fueling facilities, leased properties and pending litigation and enforcement actions.  The
    Company's environmental exposure is reevaluated periodically.  At June 30,
    1994, the Company's reserve for environmental liabilities was $30 million.
                                       9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                              Operating Revenues

Net freight revenues were $255.8 million in the second quarter of 1994, an increase of $26.7 million, or 11.7%, compared with 1993. The total number of loads handled in the second quarter of 1994 was 650,366, an increase of 65,394 loads, or 11.2%, compared with 1993. Net freight revenues were $502.6 million for the six months ended June 30, 1994, an increase of $45.9 million or 10.1% compared with 1993. The total number of loads handled in the six months ended June 30, 1994 was 1,260,901, an increase of 122,222 loads or 10.7%. The balance of the operating revenues resulted from the Company's commuter and other operations.


Freight Revenue Comparison by Business Group             (millions of dollars)
                             Three Months Ended          Six Months Ended
                                   June 30,                   June 30,
                                            Percent                    Percent
                           1994     1993     Change   1994     1993     Change
Energy                    $ 88.6   $ 75.2    17.8 %  $180.8   $151.2    19.6 %
Agricultural Commodities    52.3     54.4    (3.9)    103.5    110.3    (6.2)
Intermodal                  31.6     28.2    12.1      60.5     56.6     6.9
Automotive, Steel
 and Chemicals              58.5     54.2     7.9     111.7    102.7     8.8
Consumer Products           39.2     36.8     6.5      73.3     71.5     2.5
Gross freight revenues    $270.2   $248.8     8.6    $529.8   $492.3     7.6
Allowances, absorptions
 and adjustments           (14.4)   (19.7)  (26.9)    (27.2)   (35.6)  (23.6)
Net freight revenues      $255.8   $229.1    11.7    $502.6   $456.7    10.1
Commuter                    19.8     21.9    (9.6)     40.4     43.8    (7.8)
Other                        7.0      6.0    16.7      13.5     11.2    20.5
Total operating revenues  $282.6   $257.0    10.0    $556.5   $511.7     8.8




Load Comparison by Business Group                         (loads in thousands)
                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                            Percent                    Percent
                              1994   1993    Change    1994     1993    Change
Energy                        225.9  185.1   22.0 %    456.7    367.7   24.2 %
Agricultural Commodities       77.8   80.7   (3.6)     150.3    158.7   (5.3)
Intermodal                    191.0  167.5   14.0      365.2    334.4    9.2
Automotive, Steel
 and Chemicals                 98.4   96.4    2.1      184.9    173.7    6.4
Consumer Products              57.3   55.3    3.6      103.8    104.2   (0.4)
  Total loads                 650.4  585.0   11.2    1,260.9  1,138.7   10.7

                        Operating Revenues - (Cont'd.)

ENERGY--Volume and gross revenues increased for the second quarter and six months compared to 1993 because of coal originated in the southern Powder River Basin in Wyoming. Volume increases were due to new contracts and additional volume to existing customers. Western coal shipments increased 22% and 25% for the quarter and six months, respectively, compared to 1993 and core railroad coal shipments increased 18% for the quarter and six months compared to 1993. Revenue increases were less than volume increases due to new and renewed contracts at rates lower than those in place in 1993. Coal shipments for the remainder of the year are expected to increase over 1993 levels. Western Coal growth capacity is being enhanced through a $45 million capital program to increase the capacity and improve operations of the Company's Western Railroad Properties, Incorporated (WRPI) coal hauling line. This expansion is necessary to meet the increasing demand for low-sulfur coal from the southern Powder River Basin.

AGRICULTURAL COMMODITIES--Volume and gross revenues decreased for the second quarter due to poor product availability resulting from the effects of abnormal 1993 weather conditions as shipments of raw grains for the quarter decreased 6.5%. Volume and gross revenues decreased for the six months compared to 1993 due to the effects of abnormal 1993 weather conditions and service problems caused by severe winter weather. Shipments of raw grains and finished grain products for the six months were down 7.1% and 4.4%, respectively, compared to 1993. Traffic for the remainder of 1994 is expected to increase slightly compared to 1993 levels.

INTERMODAL--Volume and gross revenues for the second quarter and six months increased due to increased traffic from existing international steamship and TOFC customers. Volume increases are higher than revenue increases as a result of traffic moving at lower rates due to market pressures. These increases are expected to continue for the remainder of 1994.

AUTOMOTIVE, STEEL AND CHEMICALS--Volume and gross revenues increased for the second quarter and six months compared to 1993. Automobile shipments increased 12.8% for the quarter and 11.2% for the six months due to higher production and market share gains from General Motors' Janesville, Wisconsin, plant; increased overhead volumes resulting from an industry-wide increase in automobile production and sales; and an increase from the resumption of shipments from Chrysler's Belvidere, Illinois plant, which was closed from May of 1993 until November of 1993 for retooling. Metallic ore shipments decreased 15.8% for the quarter due to higher volume in 1993, resulting from accelerated shipments in anticipation of a strike. Traffic for the remainder of 1994 is expected to increase compared to 1993.

CONSUMER PRODUCTS--Volume and gross revenues increased for the second quarter due to increases in clay and non metallic minerals, lumber and construction materials. Volume decreased slightly for the six months due to business that was diverted to the Wisconsin Central route due to that railroad's acquisition of the Fox River Valley Railroad, partially offset by increases in clay and metallic minerals, lumber and construction material traffic. Revenues for the six months increased due to a change in traffic mix. Traffic for the remainder of 1994 is expected to remain flat compared to 1993 levels.
                                      11

                              Operating Expenses

Operating expenses were $229.3 million for the quarter ended June 30, 1994, an increase of $25.0 million, or 12.2%, compared with 1993. Operating expenses were $455.0 million for the six months ended June 30, 1994, an increase of $41.6 million, or 10.1%, compared with 1993. The increases for the quarter and six months ended June 30, 1994 are primarily due to increases in traffic volume and increased congestion on the Company's WRPI subsidiary. A portion of the Company's 1994 capital expenditures program covers expansion of the joint line to alleviate this congestion. The table below is a comparison of operating expenses.

Operating Expenses                                       (millions of dollars)
                                 Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                                              Percent                  Percent
                               1994    1993    Change   1994    1993    Change

Compensation and benefits     $101.4  $ 95.7    6.0 %  $204.5  $192.5    6.2 %
Diesel fuel                     21.8    16.3   33.7      44.0    34.3   28.3
Material & purchased services   23.8    19.8   20.2      46.2    40.0   15.5
Hire of freight equipment       19.1    16.0   19.4      37.8    31.3   20.8
Other rents                     18.2    17.5    4.0      36.5    35.7    2.2
Depreciation                    18.3    17.0    7.6      36.9    34.3    7.6
Casualties                      10.3     8.3   24.1      19.8    18.4    7.6
Other*                          16.4    13.7   19.7      29.3    26.9    8.9
Total expenses                $229.3  $204.3   12.2    $455.0  $413.4   10.1


*Other includes property taxes, utilities, vehicle operating costs, FRA and railroad association fees and other general expenses.

Compensation and benefits expense increased in the 1994 periods due to increased overtime and new train and engine service employees to handle increased volume and WRPI congestion; training costs for new personnel; and increased motive power repairs. Fringe benefit costs increased compared with 1993 due to an increase in the health and welfare insurance rate, and increased profit sharing expense. Compensation and benefits expense as a percentage of operating revenues was 35.9% in the second quarter of 1994 compared with 37.2% in 1993 and 36.7% for the six months ended June 30, 1994 compared with 37.6% in 1993.

Diesel fuel expense for the second quarter increased due to a 22% increase in consumption related to the increase in traffic and congestion on WRPI and a 9% increase in the average price per gallon. Diesel fuel expense for the six months increased in 1994 due to a 21% increase in consumption related to the increase in traffic, WRPI congestion and severe winter weather and a 6% increase in the average price per gallon.

Material and purchased services for the second quarter increased compared to 1993 primarily due to reduced billings for repairing foreign-line cars and increased car repair billings from foreign lines to repair CNW cars. Material and purchased services for the six months increased in 1994 due to decreased car repair billings related to severe winter weather, increased car repair billings from foreign lines and the correction of a prior period error, partially offset by reduced expenses related to a 1993 car repair program that was not undertaken in 1994.
                                      12

                        Operating Expenses - (Cont'd.)


Hire of freight equipment for the second quarter and six months increased in 1994 due to increased traffic, WRPI congestion, and new equipment leases, and additionally for the six months due to severe winter weather.

Other rents increased for the second quarter and six months in 1994 due to new locomotive leases, partially offset by reduced computer rentals and WRPI contingent rent.

Depreciation expense increased for the second quarter and six months in 1994 primarily due to increased traffic levels on WRPI, where track structure components are depreciated on the unit of production method.

Casualty expense, which includes personal injury, environmental and insurance expense, increased for the quarter and six months due to increased occupational hazard claims, partially offset for the six months by a credit resulting from the favorable settlement of a personal injury case in 1994.

Other expenses increased for the second quarter and six months in 1994 primarily due to a $2.8 million increase in the estimated medical benefits payable to retired management personnel.

                               OTHER INCOME, NET

Other income increased for the second quarter of 1994 due to a gain of $3.3 million related to a receipt of proceeds from a loan previously written off and a $1.4 million unrealized gain on excess fuel hedges, partially offset by a net loss on land sales for the 1994 quarter compared with a gain in the 1993 quarter. Other income decreased for the six months due to a gain of $5.3 million related to a telecommunications easement sale and other land sales in 1993 which did not recur in 1994, partially offset by the $3.3 million gain on the previously written off loan. See Note 4 to Condensed Consolidated Financial Statements for a summary of other income, net.

                               INTEREST EXPENSE

Interest expense decreased by $3.3 million for the six month period in 1994 compared to 1993 due to the Company's refinancing of the Term and Standby portions of its Debt Facilities in September of 1993 and lower debt levels.

                                 INCOME TAXES

The income tax provision increased compared to 1993 due to the increase in pretax income in 1994 and an increase in the corporate tax rate.

                              EARNINGS PER SHARE

Earnings per share for the second quarter of 1994 increased $.04 or 9.3% to $0.47 compared to 1993. Earnings per share for the six months of 1994 increased $.07 or 9.2% to $0.83 compared to 1993. Earnings per share increases on a percentage basis were less than net income increases due to an increase in the outstanding shares caused by the issuance of an additional 1,371,265 shares in connection with a secondary stock offering in July of 1993 and exercises of management stock options.
                                      13


                                 OTHER MATTERS

The Company's results for the six months ended June 30, 1994, included an adjustment in the first quarter for prior period errors and irregularities which reduced net income $1.7 million, which was disclosed in the Company's first quarter Form 10-Q. The net adjustment, for inappropriate recording of certain operating expenses, reflects the conclusions of an investigation, conducted for the audit committee of the Company's board of directors, by the Company's outside counsel and the Company's independent public accountants, as well as a review, conducted by special counsel to the audit committee, of a part of the investigation. The net adjustment is not material to the Company's financial position or results of operations for the six months ended June 30, 1994 or prior periods. The investigation concluded that there was no evidence that any funds or other assets were improperly diverted from the Company.

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

The Company has cooperated with a preliminary inquiry by the Securities and Exchange Commission to determine whether there have been any violations of federal securities laws.


                                   LIQUIDITY

At June 30, 1994, the Company's working capital totaled a negative $52.3 million, while cash and temporary cash investments totaled $90.8 million. The Company has historically been able to operate with negative working capital due to a higher turnover rate for receivables than accounts payable. The Company has consolidated indebtedness that is substantial in relation to its common stockholders' equity. As of June 30, 1994, the Company had long-term indebtedness including current maturities of $1.2 billion and common stockholders' equity of $267.0 million.

The Company's cash requirements for financing and investing activities through the end of 1994 are comprised of interest and principal payments under its outstanding indebtedness and capital expenditures. The Debt Facilities and
                                      14


                             LIQUIDITY - (Cont'd.)

WRPI's loan agreements require additional debt payments based on calculations of excess cash flow as defined in their respective agreements. Such additional payments are reflected as prepayments of long-term debt on the condensed consolidated statement of cash flows.

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

The Company uses financial derivatives to limit its exposure to interest rate and fuel commodity market risks and to comply with provisions of its debt agreements. As of June 30, 1994, interest rate market risks exist as the Company has $612 million of floating rate debt and $425 million of fixed rate debt previously swapped to floating rate through early 1996. The Company has interest rate caps and swaps in place effectively fixing or limiting increases in the rates on between $825 million and $865 million of such floating rate exposure through various dates in 1996. The Company uses diesel fuel caps and floors to reduce diesel fuel market risk. The Company currently uses approximately ten million gallons of fuel per month for its freight operations. As of June 30, 1994, the Company has caps and floors covering three million gallons per month through the remainder of 1994. In addition,
6.4 million gallons per month are covered by a fixed price purchase commitment through December, 1994.


                     CAPITAL AND MAINTENANCE EXPENDITURES

The Company allocates funds for capital and maintenance expenditures based on its capital needs indicated by its long-term planning and availability of internally generated funds or suitable long-term financing.

Capital expenditures in the first six months of 1994 were $44.3 million. A $175 million capital expenditure program is presently authorized for the Company in 1994, although some of these expenditures may not be incurred until 1995. The majority of the capital expenditures program covers replacement of rail, ties, and other track material system-wide, expansion of train handling capacity from the southern Powder River Basin by WRPI, and construction of new facilities to serve shippers. The Company has taken delivery of locomotives and freight cars under operating leases with a cost to lessors of $211 million in the first six months of 1994 and expects to acquire additional equipment under operating leases with a cost to lessors of $74 million during the remainder of 1994.
                                      15


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company has received a claim from the insurance carriers for Subaru of America for flood damages to Subaru automobiles at a storage facility in Kenosha, Wisconsin. The automobiles were allegedly damaged in two flooding events, one on April 20, 1993, and the other on June 18, 1993. It is claimed that at that time the vehicles were subject to a transportation contract which obligated the Company to provide a storage facility having adequate drainage and that the Company failed to do so. Subaru's insurance carriers are claiming losses in the amount of $11.8 million. Based on the Company's current information and applicable property damage insurance coverage (less deductible), management believes that the possibility that the ultimate resolution of this matter will have a material adverse affect on the financial position or results of operations of the Company is remote.

          RIPON PP LANDFILL -- The Company was notified by the Wisconsin Department of Natural Resources in February, 1994 that the Company is a potentially responsible party with respect to the Ripon PP Landfill. It is alleged that the Company is a generator or transporter of waste that was disposed in the Ripon PP Landfill between 1948 and 1967. The Company has undertaken an investigation to determine its liability, if any, with respect to this matter. At this time the Company has no specific information as to the number of potentially responsible parties involved, the specific environmental issues related to the landfill or the potential costs of investigation and remediation. Based on the Company's current information, management believes that the possibility that the ultimate resolution of this matter will have a material adverse affect on the financial position or results of operations of the Company is remote.

          DM&E ROUNDHOUSE - HURON, SOUTH DAKOTA -- In February of 1994, the Company received notice from the United States Environmental Protection Agency that the Company and the Dakota, Minnesota and Eastern Railroad ("DM&E") are potentially responsible with respect to certain contamination existing at the DM&E Roundhouse in Huron, South Dakota. The Company and the DM&E have been requested to participate in an investigation and remediation of the site. The Company and DM&E have secured the services of a consultant to perform a site assessment in response to U.S. EPA request. At this time the Company has limited information concerning the nature of the contamination and the potential costs involved in an investigation and/or remediation. Based on the Company's current information, management believes that the possibility that the ultimate resolution of this matter will have a material adverse affect on the financial position or results of operations of the Company is remote.

          There have been no material changes to previously reported litigation.
                                      16


Item 4.  Submission of Matters to a Vote of Security Holders.

         (a), (b) and (c). At the Company's annual meeting of stockholders on May 3, 1994, the following matters were voted upon:

              1. Election of the following persons as directors of the Company by the votes shown in the table below:

                                                                        Broker
                                         Votes     Votes                 Non-
                      Director         In Favor  Withheld  Abstentions  Votes

                  James E. Martin     27,749,246  28,158        0         0
                  James J. Mossman    27,738,846  38,558        0         0
                  James R. Thompson   27,749,027  28,377        0         0

                  In addition, the terms of Messrs. Robert Schmiege, Richard
                  K. Davidson, Harold A. Poling, and Samuel K. Skinner continued after the meeting.

              2. Amendment of the Company's Restated Certificate of Incorporation to change its name from Chicago and North Western Holdings Corp. to Chicago and North Western Transportation Company. On this item, 27,386,765 votes were cast in favor, 25,740 against, 364,699 abstained, and 200 were broker non-votes.

              3. Approval of the Company's 1994 Equity Incentive Plan, an employee stock option plan covering two million shares of Common Stock. On this item, 25,862,176 votes were cast in favor, 1,261,532 against, 437,359 abstained, and 216,337 were broker non-votes.

         (d)  Not applicable.



Item 6.  Exhibits and Reports on Form 8-K

         (b)  Reports on Form 8-K

              On April 22, 1994, the Company filed a report on Form 8-K containing the text of a press release dated April 22, 1994, announcing an estimate of first quarter 1994 earnings and the results of an investigation into accounting errors and irregularities.
                                      17




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY
                          By:





Date:  August 1, 1994                      /s/  JOHN M. BUTLER
                                             JOHN M. BUTLER
                          Acting Senior Vice President-Finance and Accounting





Date:  August 1, 1994                      /s/  JAMES P. DALEY
                                             JAMES P. DALEY
                          Senior Vice President, General Counsel and Secretary