Form 10-Q
period 1994-09-30
CHICAGO & NORTH WESTERN TRANSPORTATION CO /DE/
filed 1994-11-14
CIK 854884

                                    1 of 19



                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



(Mark
 One)

 (X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1994.

 ( )   Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from       to



                         Commission File No. 33-30874


             CHICAGO  AND  NORTH  WESTERN  TRANSPORTATION  COMPANY


                 Delaware Corporation - I.R.S. No. 13-3526817


                            165 North Canal Street
                           Chicago, Illinois  60606


                 Registrant's Telephone Number (312) 559-6156



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X            No


Chicago and North Western Transportation Company has the following common shares, par value $.01 per share, outstanding at October 15, 1994:

                              Common  44,059,760
                                       2


PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                            Introductory Statement

The following (a) condensed balance sheet as of December 31, 1993, which has been derived from audited financial statements, and (b) unaudited, interim financial statements included herein have been prepared by the Company pursuant to the published rules and regulations of the Securities and Exchange Commission and, in the case of interim financial statements, in the opinion of management, reflect all adjustments (which adjustments consist only of normal recurring items) necessary to present fairly the results of operations of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K.
                                       3

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               Millions of dollars except for per share amounts







                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                       1994        1993      1994        1993


Operating revenues                    $290.7      $262.9    $847.2     $774.6
Operating expenses                     222.8       213.7     677.8      627.1

Operating income                      $ 67.9      $ 49.2    $169.4     $147.5
Other income, net                        1.2         1.4       6.9        9.2
Interest expense                        25.4        26.5      72.1       81.4
Income before income taxes            $ 43.7      $ 24.1    $104.2     $ 75.3

Income taxes:
  Currently payable                   $  0.8      $  0.4    $  1.2     $  1.0
  Deferred                              15.8        17.5      38.4       34.8
    Total income taxes                $ 16.6      $ 17.9    $ 39.6     $ 35.8

Income before extraordinary item      $ 27.1      $  6.2    $ 64.6     $ 39.5
Extraordinary loss, net                    -       (10.8)        -      (10.8)
Net income (loss)                     $ 27.1      $ (4.6)   $ 64.6     $ 28.7


Earnings (loss) per common share:
  Before extraordinary item           $ 0.60      $ 0.14    $ 1.43     $ 0.90
  Extraordinary item                       -       (0.24)        -      (0.24)
    Total                             $ 0.60      $(0.10)   $ 1.43     $ 0.66


Shares used in earnings per
  share computation (thousands)       45,109      44,524    45,108     43,824












See accompanying notes to condensed consolidated financial statements.
                                       4

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET











                                    ASSETS


                                                September 30,     December 31,
                                                    1994              1993
                                                    (millions of dollars)

Current assets:
  Cash and temporary cash investments             $  103.4          $   70.9
  Accounts receivable, net                           136.3             140.9
  Materials and supplies, at average cost             38.4              27.7
  Prepaid expenses and other                          11.6               9.3
    Total current assets                          $  289.7          $  248.8

Property:
  Road                                            $2,020.1          $1,938.6
  Equipment                                          147.3             155.3
  Accumulated depreciation                          (319.1)           (273.1)
    Net property                                  $1,848.3          $1,820.8

Other assets                                      $   65.3          $   66.3

    Total assets                                  $2,203.3          $2,135.9
















See accompanying notes to condensed consolidated financial statements.
                                       5

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET






                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                               September 30,      December 31,
                                                   1994               1993
                                                    (millions of dollars)

Current liabilities:
  Accounts payable and accrued expenses            $  173.0          $  179.4
  Payroll and vacation pay                             42.2              35.3
  Interest                                             13.0              10.9
  Taxes                                                20.3              16.2
  Long-term debt due within one year                   85.0              58.9
       Total current liabilities                   $  333.5          $  300.7

Casualties and environmental reserve               $   81.7          $   78.3
Other liabilities                                      92.4              84.3
Deferred income taxes                                 339.1             303.6
Long-term debt, excluding amounts due
    within one year:
  C&NW Railway                                     $  670.3          $  730.4
  WRPI                                                389.9             412.4
      Total long-term debt                         $1,060.2          $1,142.8

Stockholders' equity:
  Common stock, par value $.01 per share,
    authorized 250,000,000 shares, issued
    44,085,239 shares and outstanding
    44,059,760 shares (of which 12,835,304
    are non-voting) at September 30, 1994          $    0.4          $    0.4
  Capital surplus                                     543.1             537.5
  Retained income                                    (247.1)           (311.7)
                                                   $  296.4          $  226.2

      Total liabilities and stockholders' equity   $2,203.3          $2,135.9









See accompanying notes to condensed consolidated financial statements.
                                       6

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           Nine Months Ended
                                                             September 30,
                                                           1994          1993
                                                         (millions of dollars)

Cash flow from operating activities:
 Net income                                              $ 64.6        $ 28.7
 Items not affecting cash flow from
     operating activities:
  Depreciation                                             55.2          51.3
  Amortization of debt cost                                 5.4           6.4
  Gain from sales of property, net                         (0.9)         (4.0)
  Deferred income taxes                                    38.4          34.8
  Extraordinary item, net                                     -          10.8
    Cash provided from operating activities
     before changes in assets and liabilities            $162.7        $128.0
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                4.6         (11.0)
  (Increase) decrease in other current assets
     except cash                                          (13.0)         (5.5)
  Increase (decrease) in accounts payable and accruals      6.7          14.8
  Increase (decrease) in noncurrent reserves for
     special charges                                       (5.7)         (7.0)
Other, net                                                 13.0          (6.5)
    Net cash flow from (used for) operating activities   $168.3        $112.8

Cash flow from financing activities:
 Proceeds from sale of common stock                      $  2.7        $ 25.9
 Net proceeds from debt financing                           0.1           0.6
 Payments on debt                                         (40.9)        (44.3)
 Prepayment on long-term debt                             (16.0)         (6.9)
    Net cash from (used for) financing activities        $(54.1)       $(24.7)

Cash flow from investing activities:
 Additions to property                                   $(91.9)       $(71.7)
 Proceeds from property dispositions                       12.3           7.1
 Other, net                                                (2.1)          1.8
    Net cash flow from (used for) investing activities   $(81.7)       $(62.8)

Increase (decrease) in cash and temporary
     cash investments                                    $ 32.5        $ 25.3
Cash and temporary cash investments:
 Beginning of period                                       70.9          44.2
 End of period                                           $103.4        $ 69.5




See accompanying notes to condensed consolidated financial statements.
                                       7


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1)  Other income, net consists of the following:

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                         1994        1993     1994       1993
                                                (millions of dollars)

    Interest income                     $ 1.2       $ 0.7    $ 2.7      $ 1.8
    Gain from sales of property
      and investment, net                 0.9         0.3      0.9        5.6
    Rents from property not
      used in operations                  0.6         1.0      2.2        2.9
    Financing commitment and
      amendment fees                     (1.6)       (0.2)    (1.8)      (0.4)
    Proceeds from note receivable
      previously written-off                -           -      3.3          -
    Other, net                            0.1        (0.4)    (0.4)      (0.7)
                                        $ 1.2       $ 1.4    $ 6.9      $ 9.2



2)  Loan Agreement Amendments.

    During the third quarter, the Company's loan agreements were amended to eliminate the requirement to make accelerated debt payments based on excess cash flows as defined in the loan agreements and to eliminate the covenant limiting capital expenditures. WRPI's loan agreement was amended, eliminating the requirement to make accelerated debt payments based on cash flows for the period April 1, 1994 through December 31, 1996 and fixing the interest rate margin at its current level, thereby eliminating future scheduled margin increases. The Company paid fees of $1.4 million in connection with these amendments, which were charged against other income.


3) Additional disclosures to Condensed Consolidated Statement of Cash Flows (millions of dollars) are as follows:

    The following cash payments were made in the periods shown:

                                        Nine Months Ended
                                          September 30.
                                         1994        1993

                      Interest          $64.2       $79.5
                      Income taxes        1.7         0.8

    The Company considers all short-term investments which have an original maturity of less than ninety days as cash equivalents.
                                       8


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd.)


4)  Contingent liabilities.

    The Company's operations are subject to a variety of federal, state and local environmental and pollution control statutes and regulations. The Company has been named as a potentially responsible party ("PRP") in four proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and in five state Superfund matters. The Company is also a defendant in one private CERCLA cost recovery action. The current estimate of the total cost of remediation for these proceedings to all PRPs aggregates approximately $84 million. In determining its reserves, the Company has assumed that other PRPs will pay appropriate shares of remediation obligations, except when the Company is aware other PRP's are incapable of doing so.

    Additionally, the Company has environmental exposure from current and former railroad operating properties, fueling facilities, leased properties and pending litigation and enforcement actions. The Company's environmental exposure is reevaluated periodically. At September 30, the Company's total reserve for environmental liabilities was $30 million.


5)  Extraordinary item.

    The 1993 extraordinary loss resulted from the refinancing of a portion of the Company's loan agreements. The pretax loss was $17.4 million and the related income tax benefit was $6.6 million.
                                       9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS - 1994 COMPARED TO 1993
                              OPERATING REVENUES

Net freight revenues were $262.9 million in the third quarter of 1994, an increase of $29.0 million, or 12.4%. The total number of loads handled in the third quarter of 1994 was 654,418, an increase of 59,193 loads, or 9.9%. Net freight revenues were $765.5 million for the nine months ended September 30, 1994, an increase of $74.9 million or 10.8%. The total number of loads handled in the nine months ended September 30, 1994 was 1,915,319, an increase of 181,415 loads or 10.5%. The balance of the operating revenues resulted from the Company's commuter and other operations.


Freight Revenue Comparison by Business Group             (millions of dollars)
                             Three Months Ended          Nine Months Ended
                                September 30,              September 30,
                                           Percent                     Percent
                           1994     1993    Change    1994     1993     Change
Energy                    $ 89.0   $ 78.7   13.1 %   $265.2   $228.3    16.2 %
Agricultural Commodities    52.3     46.2   13.2      142.1    137.7     3.2
Intermodal                  32.4     30.8    5.2       92.6     85.0     8.9
Automotive, Steel
 and Chemicals              50.9     43.3   17.6      158.2    140.0    13.0
Consumer Products           38.3     34.9    9.7      107.4     99.6     7.8
Freight revenues          $262.9   $233.9   12.4     $765.5   $690.6    10.8
Commuter                    20.6     21.2   (2.8)      61.0     65.0    (6.2)
Other                        7.2      7.8   (7.7)      20.7     19.0     8.9
Total operating revenues  $290.7   $262.9   10.6     $847.2   $774.6     9.4




Load Comparison by Business Group                         (loads in thousands)
                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                                            Percent                    Percent
                              1994   1993    Change    1994     1993    Change
Energy                        225.0  197.1   14.2 %    681.7    564.9   20.7 %
Agricultural Commodities       86.0   77.0   11.7      236.4    235.6    0.3
Intermodal                    198.2  189.5    4.6      563.4    523.9    7.5
Automotive, Steel
 and Chemicals                 85.5   73.8   15.9      270.3    247.6    9.2
Consumer Products              59.7   57.8    3.3      163.5    161.9    1.0
Total loads                   654.4  595.2    9.9    1,915.3  1,733.9   10.5

                        OPERATING REVENUES - (Cont'd.)

ENERGY--Volume and revenues increased for the third quarter and nine months because of increased shipments of coal originating in the southern Powder River Basin in Wyoming. Volume increases were due to new contracts and additional volume to existing customers. Western coal shipments increased 15% and 22% for the quarter and nine months, respectively, and core railroad coal shipments increased 24% and 20% for the quarter and nine months, respectively. Revenues increased less than volume due to new and renewed contracts at rates lower than those in place in 1993. Coal shipments for the remainder of the year are expected to increase over 1993 levels. Western Coal growth capacity is being enhanced through a $45 million capital program to increase the capacity and improve operations of the Company's Western Railroad Properties, Incorporated (WRPI) coal hauling line. This program includes the construction of an additional 20.4 miles of track on WRPI's joint line and 24.8 miles on the connector line, the majority of which will be completed by December, 1994. This expansion is necessary to meet the increasing demand for low-sulfur coal from the southern Powder River Basin.

AGRICULTURAL COMMODITIES--Volume and revenues increased for the third quarter as shipments of raw grains increased 12% due to overhead movements of wheat and barley to feeder markets; potash and sulfur shipments increased due to earlier than expected fertilizer sales and traffic gains realized due to a strike against a competing railroad (the "Soo Strike"). Volume and revenues increased for the nine months due to the increases in fertilizer shipments. Revenue increases were greater than volume increases due to changes in the traffic mix. Traffic for the remainder of 1994 is expected to remain flat compared to 1993 levels.

INTERMODAL--Volume and revenues for the third quarter and nine months increased due to increased traffic from existing international steamship and TOFC customers. Revenue increases are higher than volume increases due to a shift in traffic mix to higher unit revenue TOFC. These increases are expected to continue for the remainder of 1994.

AUTOMOTIVE, STEEL AND CHEMICALS--Volume and revenues increased for the third quarter and nine months. Automobile shipments increased 28% for the quarter and 16% for the nine months due to higher production and market share gains from General Motors' Janesville, Wisconsin, plant; increased overhead volumes resulting from an industry-wide increase in automobile production and sales; and an increase from the resumption of shipments from Chrysler's Belvidere, Illinois plant, which was closed from May of 1993 until November of 1993 for retooling. Metallic ore shipments increased for the quarter and nine months as a result of reduced shipments in 1993 due to a mine workers strike; the gain in the current quarter was partially offset by the loss of an ore contract. Third quarter and nine months petroleum and inorganic chemical shipments increased due to the Soo Strike while industrial chemicals shipments increased due to increased shipments of soda ash from Wyoming. Revenue increases were greater than volume increases due to changes in traffic mix. Traffic for the remainder of 1994 is expected to increase compared to 1993.

CONSUMER PRODUCTS--Volume and revenues increased for the third quarter and nine months due to increased shipments of potatoes and miscellaneous manufactured products; additionally, the current quarter benefitted from increased shipments of lumber and construction materials. Revenue increases for the quarter and nine months exceeded volume increases due to the use of additional higher-rated private cars and changes in traffic mix. Traffic for the remainder of 1994 is expected to increase compared to 1993 levels.
                                      11

                              OPERATING EXPENSES

Operating expenses were $222.8 million for the quarter, an increase of $9.1 million, or 4.3%. Operating expenses were $677.8 million for the nine months, an increase of $50.7 million, or 8.1%. The increases for the quarter and nine months are primarily due to increases in traffic volume and increased congestion on the Company's WRPI subsidiary. A portion of the Company's 1994 capital expenditures program covers expansion of WRPI's joint line to alleviate this congestion. The table below compares operating expenses by category.

Operating Expenses                                       (millions of dollars)
                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                              Percent                  Percent
                               1994    1993    Change   1994    1993    Change

Compensation and benefits     $108.6  $100.8    7.7 %  $313.1  $293.3    6.8 %
Diesel fuel                     19.7    15.7   25.5      63.7    50.0   27.4
Material & purchased services   18.5    19.4   (4.6)     64.7    59.4    8.9
Hire of freight equipment       18.1    15.6   16.0      55.9    46.9   19.2
Other rents                     19.6    17.9    9.5      56.1    53.6    4.7
Depreciation                    18.3    16.9    8.3      55.2    51.2    7.8
Casualties                      15.9    10.3   54.4      35.7    28.7   24.4
Other*                           4.1    12.1  (66.1)     33.4    39.0  (14.4)
Special charge                     -     5.0    N/M         -     5.0    N/M
Total expenses                $222.8  $213.7    4.3    $677.8  $627.1    8.1


*Other includes property taxes, utilities, vehicle operating costs, FRA and railroad association fees and other general expenses.


Compensation and benefits expense increased for the quarter and nine months due to increased overtime and new hires for train and engine service to handle increased volume and WRPI congestion, training costs for new personnel, and increased motive power repairs. Fringe benefit costs increased compared with 1993 due to an increase in the health and welfare insurance rate, and increased profit sharing expense. Compensation and benefits expense as a percentage of operating revenues was 37.4% in the third quarter of 1994 compared with 38.3% in 1993 and 37.0% for the nine months ended September 30, 1994 compared with 37.9% in 1993.

Diesel fuel expense for the third quarter increased due to a 16% increase in consumption related to the increase in traffic and congestion on WRPI and a 8% increase in the average price per gallon. Diesel fuel expense for the nine months increased due to a 20% increase in consumption related to the increase in traffic, WRPI congestion and severe winter weather and a 7% increase in the average price per gallon.

Material and purchased services for the third quarter decreased as a result of reduced expenses related to capital projects. Material and purchased services for the nine months increased due to decreased car repair billings related to severe winter weather, increased car repair billings from foreign lines, increased crew-related costs and intermodal contractor fees and the first quarter correction of a prior period error, partially offset by reduced expenses related to capital projects.
                                      12

                        OPERATING EXPENSES - (Cont'd.)

Hire of freight equipment for the third quarter and nine months increased due to increased traffic, WRPI congestion, and new equipment leases.
Additionally, this expense increased for the nine months due to severe winter weather.

Other rents increased for the third quarter and nine months due to new locomotive leases, partially offset by reduced computer rentals and lower WRPI contingent rent.

Depreciation expense increased for the third quarter and nine months due to increased traffic levels on WRPI, where track structure components are depreciated on the unit of production method, and increases in the depreciable base due to property additions.

Casualty expense, which includes personal injury, environmental and insurance expense, increased for the quarter and nine months due to a $5.0 million charge for a major loss and damage claim and increased damage repairs to foreign line cars, partially offset by a decrease in personal injury expense. The increase in casualty expense for the nine months was also attributable to increased occupational hazard claims, partially offset by a credit resulting from a favorable settlement of a personal injury case in 1994.

Other expenses decreased for the quarter and nine months due to a $9.8 million credit related to a revision in estimated revenue reserve requirements, partially offset for the nine months by a $2.8 million increase in estimated medical benefits payable to retired management personnel.

The Company has offered an early retirement/severance program to management employees, which will result in a special charge to fourth quarter earnings of approximately $4 million, pretax.

                               OTHER INCOME, NET

Other income, net, decreased for the third quarter due to fees of $1.4 million paid in connection with amendments to the Company's loan agreements, partially offset by increased interest income and land sale gains. Other income decreased for the nine months due to a gain of $5.3 million related to sales of a telecommunications easement and other land in 1993 which did not recur in 1994 and $1.4 million of loan agreement amendment fees. These decreases were partially offset by a $3.3 million gain on a previously written off note receivable and increased interest income. See Note 1 to Condensed Consolidated Financial Statements for a summary of other income, net.

                               INTEREST EXPENSE

Interest expense decreased by $9.3 million for the nine months and $1.1 million for the quarter compared to 1993 due to the Company's refinancing of the Term and Standby portions of its Debt Facilities in September of 1993 and lower debt levels, partially offset by increased interest rates.
                                      13

                                 INCOME TAXES

The income tax provision decreased for the third quarter compared to 1993 due to a $7.1 million provision recorded in 1993 related to the revaluation of deferred income taxes recorded in prior years due to higher federal corporate income tax rates, partially offset by increased pretax income. The income tax provision for nine months increased compared to 1993 due to increased pretax income, partially offset by the 1993 deferred tax revaluation.

                              EARNINGS PER SHARE

Earnings per share before extraordinary items for the third quarter of 1994 were $0.60 compared to $0.14 in 1993. Earnings per share before extraordinary items for the nine months of 1994 were $1.43 compared to $0.90 in 1993. Earnings per share increases on a percentage basis were less than net income increases due to an increase in the outstanding shares caused by the issuance of an additional 1,371,265 shares in connection with a secondary stock offering in July of 1993 and exercises of management stock options.

                                   LIQUIDITY

At September 30, 1994, cash and temporary cash investments totaled $103.4 million, and the Company's working capital totaled a negative $43.8 million. The Company has historically been able to operate with negative working capital due to a higher turnover rate for receivables than accounts payable.

The Company has consolidated indebtedness that is substantial in relation to its common stockholders' equity. As of September 30, 1994, the Company had long-term indebtedness, including current maturities, of $1.1 billion and common stockholders' equity of $296.4 million.

The Company's cash requirements for financing and investing activities through the end of 1994 are comprised of interest and principal payments under its loan agreements and capital expenditures. The Company's and WRPI's loan agreements previously required additional debt payments based on calculations of excess cash flow as defined in their respective agreements. During the third quarter, the Company's loan agreements were amended to eliminate the requirement for such additional payments, and the WRPI loan agreement was amended to eliminate additional WRPI payments for the period April 1, 1994 through December 31, 1996. These amendments will increase the Company's ability to internally fund capital expenditures requirements. Such additional payments made prior to these amendments are reflected as prepayments of long-term debt on the condensed consolidated statement of cash flows.

The Company believes that its cash flow from operations, together with approximately $45 million available to it under a revolving credit agreement will allow it to meet its liquidity and capital expenditure requirements during the foreseeable future. However, the Company's ability to make principal and interest payments on its outstanding indebtedness and to comply with the financial covenants under its loan agreements, is dependent upon the Company's future performance and business growth, which are subject to financial, economic, competitive and other factors, many of which are beyond the Company's control.
                                      14

                             LIQUIDITY - (Cont'd.)


The loan agreements materially restrict the Company from paying dividends on or redeeming capital stock.

The Company uses a program of financial derivatives or hedges to limit its exposure to interest rate and fuel commodity market risks and to comply with provisions of its debt agreements. The Company uses both swaps and caps in its interest rate hedging program. Through the end of 1996, under $200 million of indebtedness is unhedged.

The Company uses diesel fuel caps and floors to reduce diesel fuel market risk. The Company currently uses approximately ten million gallons of fuel per month for its freight operations. The Company has caps and floors covering 3.0 million gallons per month and fixed price purchase commitments covering 6.4 million gallons per month through December, 1994. Additionally, the Company has collars covering 10.0 million gallons per month for the first six months of 1995.

                     CAPITAL AND MAINTENANCE EXPENDITURES

Capital expenditures in the first nine months of 1994 were $91.9 million. A $155 million capital expenditure program is presently authorized for the Company in 1994, although some of these expenditures may not be incurred until 1995. The majority of the capital expenditures program covers replacement of rail, ties, and other track material system-wide, expansion of train handling capacity from the southern Powder River Basin by WRPI, and construction of new facilities to serve shippers. The Company has taken delivery of locomotives and freight cars under operating leases with a cost to lessors of $212 million in the first nine months of 1994 and expects to acquire additional equipment under operating leases with a cost to lessors of $71 million during the remainder of 1994.
                                      15


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          JUNKER LANDFILL, HUDSON, WISCONSIN -- During July, 1994, the Company received notice from the Wisconsin Department of Natural Resources that it has been identified as a potentially responsible party ("PRP") for having generated waste that was disposed on at the Junker Landfill in Hudson, Wisconsin. The Wisconsin Department of Natural Resources ("Wisconsin DNR") is currently investigating the site and has indicated that it may place the site on the National Priority List, which would designate it as a Superfund Site. The Company has joined with other PRP's to negotiate a plan of investigation and remediation for the site so that it will not be placed on the National Priority List. It is believed that approximately 700 companies sent waste to the Junker Landfill and may be designated as PRP's. The best estimate at this time is that investigation and remediation costs will be approximately $6 million. Management does not believe that the ultimate resolution of this matter will have a material adverse affect on the financial position or results of operations.

          MOSS-AMERICAN SITE -- In connection with the Moss-American Site in Milwaukee County, Wisconsin, previously reported in Item 3 of the Company's 1993 Form 10-K, the U.S. Environmental Protection Agency ("U.S. EPA") has determined that the treatment of contaminated soils in a bio slurry reactor, as previously specified in the Record of Decision, will not effectively remediate creosote contaminated soils to levels acceptable to the Agency or the Wisconsin DNR. Kerr-McGee has undertaken additional investigation of the site and is negotiating with the Agency to select an appropriate method of remediation. At this time, with no specified remedy or work plan, the cost of remediation of the site cannot be estimated. The Company is continuing to negotiate a settlement with U.S. EPA for its past response costs. Management continues to believe that the ultimate resolution of this matter will not have a material adverse affect on the financial position or results of operations of the Company.

          There have been no material changes to other previously reported litigation.
                                      16


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                Number                        Description

               *   4.14      Second Participation and Loan Agreement dated as
                             of December 20, 1990 among Western Railroad
                             Properties, Incorporated as Lessee and Citibank,
                             N.A., not individually but solely as Trustee, as Lessor, and UP Leasing Corporation, as Beneficial
                             Owner, and Union Pacific Corporation as
                             Beneficial Owner Parent, and Chicago and North
                             Western Transportation Company and CNW
                             Corporation (subsequently succeeded by Chicago and North Western Railway Company) and Chemical
                             Bank as Administrative Agent and Continental
                             Bank, N.A. and the Long-Term Credit Bank of
                             Japan, Ltd., Chicago Branch, as Co-Agents, and
                             Banque Paribas, New York Branch and Manufacturer
                             Hanover Trust Company as Lead Managers (Exhibit
                             10.19 to the 1990 10-K).

                #  4.14a     Amendment dated as of August 26, 1994, to the
                             Second Participation and Loan Agreement dated as of December 20, 1990 among Western Railroad
                             Properties, Incorporated as Lessee and Citibank,
                             N.A., Trustee under the Trust Agreement, as
                             Lessor, and UP Leasing Corporation, as Beneficial
                             Owner, and Union Pacific Corporation, as
                             Beneficial Owner Parent, and Chicago and North
                             Western Railway Company, as successor to Chicago and North Western Transportation Company and CNW
                             Corporation, and Chemical Bank, as Administrative
                             Agent and Continental Bank N.A. and The Long-Term
                             Credit Bank of Japan, Ltd., Chicago Branch, as
                             Co-Agents, and Banque Paribas, New York Branch, as Lead Manager.

               *  4.16       Credit Agreement among Chicago and North Western
                             Transportation Company (name subsequently changed
                             to Chicago and North Western Railway Company),
                             Chicago and North Western Holdings Corp. (name
                             subsequently changed to Chicago and North Western
                             Transportation Company), the Lenders named
                             therein, Bank of Montreal, as Issuing Bank, the
                             Co-Agents party thereto and Chemical Bank, as
                             Agent, dated as of March 27, 1992 (Exhibit 4.16
                             to the 1992 10-K).
                                      17

                Number                        Description

               *  4.16a      First Amendment and Waiver dated as of April 7,
                             1992 to the Credit Agreement dated as of March
                             27, 1992, among Chicago and North Western
                             Transportation Company (name subsequently changed to Chicago and North Western Railway Company),
                             Chicago and North Western Holdings Corp. (name subsequently changed to Chicago and North Western
                             Transportation Company), the Lenders named therein, Bank of Montreal, as Issuing Bank, the Co-Agents party thereto and Chemical Bank, as Agent (Exhibit 4.16a to the 1992 10-K).

               *  4.16b      Amendment dated as of September 10, 1993 to the
                             Credit Agreement dated as of March 27, 1992, as previously amended, among Chicago and North
                             Western Transportation Company (name subsequently changed to Chicago and North Western Railway
                             Company), Chicago and North Western Holdings
                             Corp. (name subsequently changed to Chicago and North Western Transportation Company), the
                             Lenders named therein, Bank of Montreal, as Issuing Bank, the Co-Agents party thereto and Chemical Bank, as Agent (Exhibit 4.16b to the
                             1993 10-K).

                # 4.16d Amendment dated as of August 26, 1994 to the Credit Agreement dated as of March 27, 1992, as previously amended, among Chicago and North Western Railway Company (formerly Chicago and North Western Transportation Company), Chicago and North Western Transportation Company (formerly Chicago and North Western Holdings Corp.), the Lenders named therein, Bank of Montreal, as Issuing Bank, the Co-Agents party thereto and Chemical Bank, as Agent.

               *  4.17       Senior Secured Note Purchase Agreement among
                             Chicago and North Western Transportation Company
                             (name subsequently changed to Chicago and North
                             Western Railway Company), Chicago and North
                             Western Holdings Corp. (name subsequently changed
                             to Chicago and North Western Transportation
                             Company), and the Purchasers listed on Schedule I
                             thereto dated March 27, 1992 (Exhibit 4.17 to the
                             1992 10-K).
                                      18

                Number                        Description

               *   4.17a     First Amendment and Waiver, dated as of April 7,
                             1992, to the Senior Secured Note Purchase
                             Agreement, dated as of March 27, 1992, among Chicago and North Western Transportation Company
                             (name subsequently changed to Chicago and North
                             Western Railway Company), Chicago and North
                             Western Holdings Corp. (name subsequently changed to Chicago and North Western Transportation
                             Company), and the Purchasers named therein
                             (Exhibit 4.17a to the 1992 10-K).

                #  4.17b     Second Amendment, dated as of August 26, 1994, to
                             the Senior Secured Note Purchase Agreement, dated as of March 27, 1992, as previously amended, among Chicago and North Western Railway Company
                             (formerly Chicago and North Western
                             Transportation Company) (the Issuer), Chicago and
                             North Western Transportation Company (formerly
                             Chicago and North Western Holdings Corp.) and the
                             Purchasers named therein.

                # 27         Financial Data Schedule


               ----------------------------
               * Incorporated by reference.
               # Filed herewith.



          (b)  Reports on Form 8-K

               No report on Form 8-K was filed on behalf of the Company during the quarter ended September 30, 1994.
                                      19




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY
                          By:





Date:  November 14, 1994                 /s/  F. GORDON BITTER
                                            F. GORDON BITTER
                              Senior Vice President-Finance and Accounting





Date:  November 14, 1994                   /s/  JAMES P. DALEY
                                             JAMES P. DALEY
                          Senior Vice President, General Counsel and Secretary