Form 10-K
period 1994-12-31
CHICAGO & NORTH WESTERN TRANSPORTATION CO /DE/
filed 1995-03-22
CIK 854884

Securities and Exchange Commission
                            Washington, D.C.  20549
(Mark
 One)                              FORM 10-K

 (X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] For the Fiscal Year Ended December 31, 1994
                                      or
 ( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] For the Transition period from ____ to ________
                        Commission file number 33-30874

               CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY
            (Exact name of registrant as specified in its charter)

           Delaware                                    13-3526817
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)
                                                           60606
         165 North Canal Street                          (Zip code)
           Chicago, Illinois
(Address of prinicpal executive offices)               (312) 559-7000
                                               (Registrant's telephone number,
                                                    including area code)

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

As of March 1, 1995, the aggregate market value of common shares held by nonaffiliates (based on the closing price as reported on the New York Stock Exchange composite tape) was approximately $778 million.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         CLASS                                    OUTSTANDING AT MARCH 1, 1995
Common Stock                                           31,283,954 Shares
Non-Voting Common Stock                                12,835,304 Shares

DOCUMENTS INCORPORATED BY REFERENCE:
                                                  PART OF FORM 10-K INTO WHICH
                  DOCUMENT                          DOCUMENT IS INCORPORATED
Sections of Annual Report to Shareholders for
 Year Ended December 31, 1994 as specified herein.          II and IV
Sections of the Company's Proxy Statement for the
 Annual Meeting of Shareholders to be held in May, 1995        III

                           1

PART I
ITEM 1.  BUSINESS

The Company

     Chicago and North Western Transportation Company (together with its subsidiaries, the "Company") is the holding company for the nation's eighth largest railroad based on total operating revenues and miles of road operated, transporting approximately 53 billion ton miles of freight in 1994. The railroad was chartered in 1836 and currently operates approximately 5,400 miles of track in nine states in the Midwest and West. The Company's east-west main line between Chicago and Omaha is the principal connection between the lines of the Union Pacific Railroad and the lines of major eastern railroads, providing the most direct transcontinental route in the nation's central corridor.

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

     On May 3, 1994, an amendment to the Company's restated Certificate of Incorporation was approved by the Company's shareholders, changing the Company's name from Chicago and North Western Holdings Corp. to Chicago and North Western Transportation Company, effective May 6, 1994. The Company's wholly-owned subsidiary, Chicago and North Western Transportation Company was re-named Chicago and North Western Railway Company. During February of 1994, the Company's intermediate holding company subsidiaries, Chicago and North Western Acquisition Corp. and CNW Corporation, were eliminated by merger.


Recent Developments - Transaction with Union Pacific Corporation

     On March 10, 1995, the Company and Union Pacific Corporation ("Union Pacific") announced that they had agreed that Union Pacific will acquire 100% of the Company's common stock at a price of $35 per share in cash, subject, among other things, to negotiation and execution of a mutually satisfactory definitive purchase agreement and approvals by the respective boards of directors of the Company and Union Pacific. On March 16, 1995, the respective boards of directors approved, and the Company, Union Pacific and Union

Pacific's wholly owned subsidiary, UP Rail, Inc. ("UP Rail") executed, an Agreement and Plan of Merger ("Merger Agreement"), dated as of March 16, 1995. A copy of the Merger Agreement is filed as Exhibit 10.67, hereto, and incorporated herein by reference. The Merger Agreement provides, among other things, for the acquisition of all of the issued and outstanding shares of common stock, par value $.01 per share, of the Company (the "Shares") by UP Rail at a price of $35 per Share pursuant to a tender offer for all Shares, (the "Offer") followed by a merger.

     The Offer is conditioned upon, among other things, (1) there having been validly tendered and not withdrawn prior to the expiration of the Offer a number of shares which, when added to the shares of non-voting common stock of the Company, par value $.01 per share (the "Non-Voting Common Stock") beneficially owned by Union Pacific and its wholly owned subsidiary, UP Rail, Inc. (assuming conversion thereof into Shares), constitutes at least a majority of the Shares outstanding on a fully diluted basis (assuming conversion of the Non-Voting Common Stock into shares) and (2) the Interstate Commerce Commission's ("ICC") March 7, 1995 approval of Union Pacific's application for an order authorizing the common control of the rail subsidiaries of the Company and Union Pacific having become final and effective prior to the expiration of the Offer. On April 6, 1995 (provided that no stays have been entered by any court or the ICC prior to such time), the ICC approval will be final and effective. However, there can be no assurance that such ICC order will become effective at that time.

     The Company and UP Rail also on March 16, 1995, executed the Company Stock Option Agreement, which provides for the grant by the Company to Union Pacific, subject to certain conditions (including Union Pacific ownership, with its affiliates, of at least 85% and less than 90.01% of the number of Shares then outstanding (assuming conversion of Union Pacific's shares of Non-Voting Common Stock into Shares)) of an irrevocable option to purchase, at the tender offer price per share, such number of Shares as, when added to the number of Shares owned by Union Pacific and its affiliates immediately prior to such purchase, would result in Union Pacific and its affiliates owning immediately thereafter 90.01% of the then outstanding Shares. A copy of the Company Stock Option Agreement is filed as Exhibit 10.68, hereto, and incorporated herein by reference.


Freight Business Groups

     The Company groups its freight traffic into five major business groups, each of which is organized to service a particular commodity and customer base. These business groups transport coal; agricultural commodities; automotive, steel and chemical products; and consumer products; and provide intermodal services, primarily hauling containers on double-stack trains under agreements with large international marine shipping companies. The Company seeks to maintain and enhance its competitive position by tailoring its capabilities to fit its particular customer base in such areas as equipment availability, scheduling, special purpose loading facilities and flexible contract terms.
                                       3

     Set forth below is a five-year comparison of gross revenues and volumes of the Company's five freight business groups.

                Net Freight Revenue and Loads by Business Group
                   (Revenue in millions, loads in thousands)
                       1994                1993                1992                1991                1990
                 Revenue    Loads    Revenue    Loads    Revenue    Loads    Revenue    Loads    Revenue    Loads

Energy (Coal):
  Core RR      $   127.8     83.3  $   110.8     76.6  $    96.8     83.1  $   107.9     89.9  $    99.5     89.3
  WRPI             225.1    824.0      204.9    708.9      169.0    554.9      176.4    572.7      150.8    483.4
Agricultural
  Commodities      189.8    315.9      178.5    304.5      180.3    320.6      174.1    296.1      174.8    309.9
Automotive,
  Steel and
  Chemicals        208.9    358.1      188.9    332.3      178.0    318.0      166.3    291.9      194.1    296.5
Intermodal         125.2    765.4      116.3    714.0      111.2    689.2      105.9    618.0       97.0    593.4
Consumer
  Products         143.0    217.1      133.3    215.3      137.5    226.4      137.9    224.8      133.5    221.0
Total          $ 1,019.8  2,563.8  $   932.7  2,351.6  $   872.8  2,192.2  $   868.5  2,093.4  $   849.7  1,993.5


     Energy (Coal). Coal transportation is the Company's largest revenue-producing activity, handled by both WRPI and the core railroad. WRPI, which commenced operations in 1984, transports low-sulfur coal directly from ten of the fifteen mines of the Powder River Basin in Wyoming to the lines of the Union Pacific Railroad at South Morrill, Nebraska, for forwarding to electricity generating facilities primarily in the midwestern and south central states. WRPI originated 90.8% of the total coal loads handled by the Company in 1994. In addition, the core railroad transports a substantial volume of coal over its lines, including a significant number of trains carrying WRPI coal which re-enter the core railroad at Council Bluffs, Iowa, enroute to midwestern electricity generating facilities.

     Western Railroad Properties, Incorporated. The Powder River Basin is part of the largest reserve of sub-bituminous coal in the United States. In recent years, coal from the Powder River Basin has experienced a growing demand from electric utilities and other industrial customers due to the comparatively low cost of the delivered product (on a BTU basis) and the low-sulfur nature of the coal. The cost of the coal is lower because the reserves are relatively close to the earth's surface. In addition to lower mining costs, competition among the Powder River Basin mines and transportation suppliers has resulted in lower delivered cost of Powder River Basin coal than the delivered cost of local coal in most regions of the United States. Demand for Powder River Basin coal has also increased due to the reduced environmental impact because of its low-sulfur content. Demand for low-sulfur coal has increased due to the passage of the 1990 Amendments to the Clean Air Act. The Clean Air Act requires electric generating facilities to reduce their sulfur dioxide emissions. Utilities can accomplish this by burning coal with low-sulfur content, such as Powder River Basin coal, or by continuing to burn high-sulfur coal through the use of scrubbing devices designed to remove the sulfur from the smoke emissions or other balancing mechanisms.
4


                           WRPI Operating Statistics
                                 (in millions)

                         1994          1993      1992      1991          1990

Tonnage                   86.7          73.9      57.2      58.4          49.0
Revenues                $225.1        $204.9    $169.0    $176.4        $150.8
Operating income        $ 85.3  1/    $ 94.6    $ 80.7    $ 68.8  2/    $ 62.3

___________________
1/ 1994 operating income decreased compared with 1993 due to increased operating expenses caused by congestion. A $69 million 1994-1995 capital program to expand train handling capacity is expected to alleviate this congestion.

2/  Operating income was reduced by a special charge of $6.8 million in 1991.


    1992 tonnage and revenues decreased from 1991 levels due to abnormally mild weather, which reduced the demand for electricity. In addition, first quarter 1991 shipments were high to meet contracted minimum shipping requirements deferred from 1990.

    WRPI handles coal for customers principally under long-term transportation contracts, with over 97% of WRPI's 1994 revenues derived from such contracts. The large percentage of revenues under long-term contracts, combined with the inherent stability of demand for coal from WRPI's electric utility customers, has provided a stable source of revenue. During 1994, WRPI had 52 contracts with electric utilities and other industrial users of low-sulfur coal. The remaining terms of these contracts vary between four months and 20 years. The ten largest WRPI customers accounted for approximately 66% of 1994 WRPI revenues. The weighted average remaining life (based on tonnages) of the transportation contracts at December 31, 1994, for these ten customers was approximately seven years. Most of these facilities have been designed to burn sub-bituminous, low-sulfur coal.

    Core Railroad Coal. The core railroad's coal business is comprised primarily of trains transporting western coal to midwestern utilities over the Company's east-west main line. Such traffic accounted for 81% of the core railroad's coal revenues in 1994. The top ten customers accounted for 86% of 1994 coal revenue of the core railroad. The core railroad's coal is shipped principally under long-term contracts; the weighted remaining average life (based on tonnages) at December 31, 1994 of the contracts for these ten customers was approximately four years. Profit margins on the core railroad coal movements are generally lower than on WRPI movements.

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

     The agricultural commodities group consists of the following commodities:
5

                                                  Percent of 1994 Agricultural
                                                      Commodities Revenue


     Corn and soybeans                                       30.5%
     Wheat                                                    7.6
     Barley, oats and other grains                            9.2
       Subtotal grain                                        47.3%

     Corn syrup                                               8.1%
     Soybean meal and oil                                     9.3
     Feed and flour                                          11.7
     Malt                                                     3.9
       Subtotal grain products                               33.0%

     Agricultural chemicals                                   7.2%
     Potash and sulfur                                       12.5
       Total                                                100.0%



      In 1994, approximately 70% of grain shipments was for domestic processing and the balance was for feed lots and other users. 1994 grain shipments decreased due to 1993 flooding in the Midwest, which reduced the quantity and quality of the corn harvest in the Company's service territory. The core railroad has historically benefitted from long-term relationships with its grain customers. Continuation of these stable relationships is important because changes in weather, government farm policies and import-export demand makes the movement of agricultural products fluctuate unpredictably. The agricultural commodities business is conducted primarily with large grain firms, grain processing companies and fertilizer producers.

     Automotive, Steel and Chemicals. The Automotive, Steel and Chemicals business group serves domestic and international auto manufacturers, steel producers, iron ore mining operations and industrial and petroleum chemical firms.

     The Company delivers parts to and transports finished domestic vehicles from two assembly plants in Illinois and Wisconsin. The Company also transports finished domestic and import vehicles to the Company's regional distribution facilities in West Chicago, Illinois; St. Paul, Minnesota; and Milwaukee, Wisconsin. In 1994, four auto customers accounted for 96% of total automotive revenues.

     The Company delivers scrap steel to and handles finished and semi-finished steel from two steel mills in Illinois and Nebraska. In 1994, these two firms produced 61% of C&NW total steel revenue. In addition, the Company also transports steel and iron ore for the major integrated producers in the United States. Three customers comprised 86% of total ore revenues through the Escanaba, Michigan ore port in 1994.

     The Company's chemical business is basically composed of shipments of raw materials and chemicals from a petroleum refinery in Minnesota, a ethylene/polyethylene producer in Iowa and overhead movements of industrial chemicals, primarily soda ash destined for the Eastern U.S. These three segments accounted for 53% of total chemical revenues for 1994.
6

     Intermodal. The Intermodal business group provides the transportation of various types of consumer products through a combination of railroad transport and transport by water or motor carriers. Intermodal traffic includes the movement of trailers-on-flat-car ("TOFC"); containers-on-flat-car ("COFC"); or unit trains of double-stack container cars, where the Company has been a pioneer. Intermodal transport has been among the fastest growing areas of the railroad business in the past decade and technological advances have made double-stack container service a highly cost-efficient method of transport since 1984. Double-stack container traffic now accounts for approximately 82% of the group's volume.

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

     While the Company's intermodal volume has grown rapidly in the past several years, from 581,000 loads in 1989 to 765,000 loads in 1994, net revenues from intermodal services have grown less rapidly, from $97.0 million in 1990 to $125.2 million in 1994. Volumes have shifted from higher revenue, higher cost TOFC/COFC to the lower cost double-stack method of transport. The lower unit costs associated with double-stack movements have been shared with customers, resulting in higher profit margins for the Company and lower unit costs for the customers.

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


Commuter Line

     Since July 1, 1975, the Company has operated Chicago suburban commuter service under a purchase of service agreement with a regional transportation authority. The present agreement expires on December 31, 1998, and provides for the Company to receive a small profit for operating the service in addition to being reimbursed for the costs of commuter operations in excess of revenue fares collected. In 1994, gross revenues from the Commuter Line were approximately $82 million.

     Under a related agreement, the Company received approximately $13 million from the regional transportation authority during 1994 for the regional transportation authority's share of track improvements in the commuter operations territory.
                 7

Employees

     The Company's employment levels and gross wages paid are shown in the following table:
                                         1994    1993    1992    1991     1990

     Average employees for the year     7,122   6,980   7,018   7,549    8,060
     Gross payroll (millions)            $327    $306    $292    $294     $309


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

     The conversion to Common Stock of the Non-Voting Common Stock of the Company issued to UP Rail in connection with the Company's 1992 recapitalization (see Note 12 to Consolidated Financial Statements) requires the approval of the ICC. On January 29, 1993, UP Rail filed a control application with the ICC requesting the ICC issue an order that would permit UP to, among other things, convert its shares of Non-Voting Common Stock into Common Stock of the Company, vote such shares, acquire additional shares if it determines to do so and (subject to the approval of the Company) coordinate further the services of the railroad subsidiaries of UP and the Company, in each of the above cases without the need to obtain any further control authorization from the ICC. On December 13, 1994, the commissioners of the ICC voted to approve the control application, subject to a standard labor protection condition and a requirement that the Soo Line Railroad Company ("Soo") be permitted to admit third parties to certain joint facilities operated by Soo and the Company. On March 7, 1995, the ICC served its written opinion on this matter, and on April 6, 1995 (provided that no stays have been entered by any court or the ICC prior to such time), the approval will be final and effective. See Item 1 "BUSINESS -- Recent Developments - Transaction with Union Pacific Corporation" and Item 13 "Certain Relationships and Related Transactions -- UP Rail and UP."

     Labor relations in the railroad industry are governed by the Railway Labor Act ("RLA") instead of the National Labor Relations Act. The national collective bargaining agreements with the major national railway labor organizations covering the union employees of certain railroads, including certain subsidiaries of the Company, became open for modification in January of 1995. Under the RLA, when these agreements are open for modification, their terms remain in effect until new agreements are reached, and typically neither management nor labor is permitted to take economic action (such as a strike) until an extended process of negotiation, mediation and federal investigation is completed.

     Railroad industry personnel are covered by the Railroad Retirement Act ("RRA") instead of the Social Security Act. Employer contributions under the RRA are currently approximately triple those under the Social Security Act.

Operating Statistics

     Set forth below are certain operating statistics for the Company during the last five years.
                                            Freight Statistics
                             1994       1993       1992       1991       1990
Loadings
  (thousands)              2,563.8    2,351.6    2,192.2    2,093.4    1,993.5
Freight train
  miles (thousands)         14,642     13,219     11,809     11,365     11,353
Revenue ton miles
  (millions)                53,119     46,114     40,986     40,601     37,205
Average length of
  haul (miles)                 307        299        288        292        296
Net tons per load             65.9       65.8       64.3       66.8       64.5


                                     Distribution of Traffic (Loads)
                            1994       1993       1992       1991       1990

Originated                  44.7%      43.7%      41.5%      41.4%      38.6%
Terminated                  24.8       24.1       24.4       24.8       25.4
Overhead  1/                17.6       18.3       18.1       18.1       18.5
Local  2/                   12.9       13.9       16.0       15.7       17.5
                           100.0%     100.0%     100.0%     100.0%     100.0%



1/ Overhead represents traffic over the Company's rail lines that is neither originated nor terminated on such lines.

2/ Local represents traffic that is both originated and terminated on the Company's rail lines.
             9

     The following table reflects the Company's operating expenses as a percentage of revenues.
                                           Operating Expense Ratios
                                              Percent of Revenue
                                 1994      1993      1992       1991     1990

Transportation                   33.9%     33.5%     31.5%      33.4%    35.2%
Way and Structures               11.5      13.5      13.5       13.5     14.3
Equipment                        20.5      18.9      19.4       19.0     17.6
Depreciation                      6.5       6.6       6.6        6.8      7.6
Other Operating Expenses          7.2       7.0       8.3        7.8      8.2
Special Charges  1/               0.4       0.5       3.0       11.8      1.4
                                 80.0%     80.0%     82.3%      92.3%    84.3%


1/ Special charges comprise employee reduction and relocation costs of $4.8 million in 1994, $3.4 million in 1993, $30.0 million in 1992, $76.8 million in 1991 and $13.4 million in 1990; $39.0 million for environmental and personal injury reserves in 1991; and $1.6 million for management fees payable to a previous principal stockholder in 1993.


ITEM 2.  PROPERTIES

     Trackage and Rolling Stock. The status of the Company's trackage at December 31, 1994 was as follows:

     Miles of Track
       Main line                                                    1,997
       Branch lines                                                 2,506
       Operated under trackage rights                                 885
         Total railroad
            (includes 2,962 miles of welded rail)                   5,388
       Additional main tracks                                         939
       Yard switching and other track                               2,463
         Total railroad and yard tracks                             8,790

     Weight of Rail Owned (miles)
       130 lbs. or greater                                          1,384
       100 to 119 lbs.                                              3,016
       Less than 100 lbs.                                             974

     At December 31, 1994, the Company's motive power and freight train car fleets were as follows:

     Rolling Stock Statistics  1/
     Diesel locomotive units:
       Owned                                                          185
       Leased                                                         591
         Total                                                        776


     Capacity (thousands of horsepower)                             2,444


     Average age since built or rebuilt (years)                      12.1


     Bad order ratio  2/                                             15.3%




                                                        Covered
                           Box   Flat  Gondola  Hoppers Hopper   Other   Total
Freight train car
    and auto racks -
  Owned                   1,753    124   849    2,362    2,044     887   8,019
  Leased                  5,052    480 2,202    2,135   10,972     591  21,432
Total                     6,805    604 3,051    4,497   13,016   1,478  29,451


Capacity (thousands
  of tons) 3/               524   25     286      409    1,286      15   2,545


Average age since
  built or rebuilt
  (years)                                                                 21.4


Bad order ratio                                                           5.6%

1/ Does not include the Commuter Line's fleet of 53 diesel units and 293 coaches, which are leased at a nominal cost.

2/ Bad order ratio reflects the ratio of unusable rolling stock to total rolling stock. This ratio includes locomotives in shop for regularly scheduled inspections and 56 locomotives (or 6.8% of the total) being held for sale, potential rebuilding programs, spare parts or as a reserve to accommodate surges in business levels.

3/   Excludes capacity of 1,266 auto racks, which are not rated in tons.


     Western Railroad Properties, Incorporated. WRPI's trackage consists of a 103-mile line (the "Joint Line"), which is jointly owned with Burlington Northern Railroad, the only other railroad originating service from the Powder River Basin area, and a 107-mile line which connects the Joint Line to the Union Pacific Railroad in western Nebraska.

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

     Capital and Maintenance Expenditures. Over the last five years, the following track improvements and maintenance have been effected and the following amounts have been spent to maintain and improve rail service.


                                             Track Improvements
                                 1994      1993      1992      1991      1990
     Ties inserted
       (new and reusable)      798,119   598,475   620,717   575,036   652,933
     Miles of rail laid
       (new and reusable)        468.5     183.8     170.6     167.7     145.3
     Miles of track surfaced   2,561.0   3,544.0   2,868.0   3,089.0   3,290.0
     Cubic yards of ballast
       installed               901,582   607,283   748,496   480,275   593,256
                                      12


                              Capital and Maintenance Expenditures
                                             Maintenance (excluding)
      Year Ended      Capital Expenditures    depreciation and rent
     December 31,      Road      Equipment    Road         Equipment    Total

       1994           $131.9       $ 8.8     $109.5         $106.3    $  356.5
       1993             99.4        16.4      117.1           93.7       326.6
       1992             79.4         3.9      111.3           86.0       280.6
       1991             77.1         7.3      136.0           85.2       305.6
       1990             60.1         1.7      120.2           90.3       272.3
       Total          $447.9       $38.1     $594.1         $461.5    $1,541.6



     The Company allocates funds for capital and maintenance expenditures based on its capital needs indicated by its long-term planning and availability of internally generated funds or suitable long-term financing.

     Capital expenditures in 1994 were $140.7 million, compared with $115.8 million in 1993, and $83.3 million in 1992. The majority of these expenditures were for improvements to the railroad plant, structures and equipment.

     Not included in the chart above is $440 million (excluding $97.4 million related to the sale and leaseback of certain locomotives and freight cars in
1990) representing the cost to lessors of freight cars and locomotives which the Company leased during the five-year period. The Company acquired 63 locomotives and 1,598 freight cars under operating leases with a cost to the lessors of approximately $279 million in 1994. The Company expects to acquire 52 locomotives and approximately 1,900 freight cars under operating leases which have a cost to the lessors of approximately $185 million in 1995.

     A $144 million capital expenditures program is presently budgeted for 1995. The majority of the capital expenditures program covers replacement of rail, ties and other track material system-wide, expansion of train handling capacity from the Powder River Basin by WRPI, and construction of new facilities to serve shippers.

     Other Property. The Company owns various facilities including those for maintenance, stores and yards throughout its system. It leases, and at the expiration of the lease in 1996 will at a nominal price become the owner of, an iron ore handling facility at Escanaba, Michigan, which transports ore by conveyor belts from car to boat or from car to stockpile to boat.

     The Company is the lessor of certain real estate under approximately 1,600 leases for commercial, agricultural and industrial uses and owns additional real estate available for such uses. The Company continues to identify and sell real estate not needed for present or planned rail operations. The Company owns several repair facilities, including a heavy freight car repair facility at Clinton, Iowa, and other facilities for locomotive heavy repair at Marshalltown, Iowa; Chicago, Illinois; and Proviso, Illinois.
                            13

ITEM 3.  LEGAL PROCEEDINGS

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

     The Company is the lessor of real property under approximately 1,600 leases for commercial, agricultural and industrial uses and owns or leases numerous other sites. The Company has provided reserves for environmental exposure from current and former railroad operating properties, fueling facilities, leased properties and pending litigation and enforcement actions. The Company's environmental exposure is reevaluated periodically.

     At December 31, 1994 the Company's reserve for environmental liabilities was $30 million. No offsets were credited for possible insurance recoveries, as the Company believes, to a large extent, it would not be able to obtain such recoveries. The reserves were determined based on the Company's anticipated cost of remediation at all known sites, including those where no claim or enforcement action has been issued, taking into consideration the extent of damage and the Company's remediation cost history. The Company has not discounted its environmental liabilities as the timing of remediation payments is uncertain. Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and remediation experience. Therefore, the ultimate cost cannot be determined at this time. However, while such cost may vary from the Company's current estimate, the Company believes the difference between its reserve and the ultimate liability will not be material.

     The Company has been named as a potentially responsible party ("PRP") in three proceedings under CERCLA and in five state superfund matters, all but one of which is in the Midwest. The Company is also a defendant in one private CERCLA cost recovery action. The Company's reserves for environmental proceedings include these cases. The Company has assumed that other PRPs will pay appropriate shares of remediation obligations, except when the Company is aware they are incapable of doing so. In such instances, the Company has reapportioned the potential liability and provided a reserve.

     Following is a listing of the sites of which the Company is currently aware in which CERCLA or similar state superfund claims for remedial investigation, feasibility study and/or remediation costs have been made: 14

     Ninth Avenue Dump - This proceeding, ongoing since 1988, involves the remediation of a contaminated dump area in Gary, Indiana designated by the United States Environmental Protection Agency ("U.S. EPA") as a CERCLA site. The Company is alleged to have been a generator of hazardous substances deposited at the site. Approximately 180 other PRPs have also been identified as generators or transporters. The U.S. EPA has previously issued unilateral administrative orders under Section 106 of CERCLA to a large number of PRPs, including the Company, to undertake an interim remedial action and final remedial action based on the remedy selected in the original Record of Decision. Subsequently, on September 13, 1994, the Regional Administrator of U.S. EPA signed an amended Record of Decision amending the selected final site remedy. On January 3, 1995, U.S. EPA issued an additional unilateral administrative order to the Company and 94 other PRPs, which order requires the Company and the named PRPs to undertake the final remedial action, as amended. Work on the interim remedial action has been completed at a cost of approximately $20 million. That remedial action was undertaken by a group of PRPs which has subsequently brought suit in the U.S. District Court in the Northern District of Indiana against the Company and 92 other defendants seeking contribution for the costs incurred for the interim remediation and for future costs to conduct the final remedial action. Total remediation costs, including EPA's response and oversight costs and natural resources damages are estimated by the PRPs' consultants to be $45,000,000. The Company has had discussions with the participant group in order to resolve the claims pending in the litigation and the requirements of the Order issued by U.S. EPA.

      Moss-American Site - The Company is the owner of approximately one-third of an area in Milwaukee County, Wisconsin, which was designated by the U.S. EPA as a CERCLA site during 1985. The remainder of the site is owned by Milwaukee County. The site was previously occupied by Moss-American, a division of Kerr-McGee Oil Company as a wood treatment facility and is contaminated with creosote and other hazardous substances from the wood treatment process. The Company purchased the property from Kerr-McGee in 1980. The U.S. EPA has previously completed a remedial investigation and feasibility study and issued a Record of Decision which specified a remediation plan estimated at approximately $26 million by U.S. EPA. Both the Company and Milwaukee County have refused to undertake the remedy. Kerr-McGee has agreed to the terms of a Consent Decree which obligates it to undertake the remediation and has agreed to pay one million dollars of approximately $1.9 million in U.S. EPA costs. The Company has filed comments with the Department of Justice opposing the approval of the proposed Consent Decree between U.S. EPA and Kerr-McGee. Milwaukee County has filed for leave to intervene in the Consent Decree proceeding in the U.S. District Court in Milwaukee and to oppose entry of the Consent Decree and to initiate suit against U.S. EPA, the Wisconsin Department of Natural Resources ("Wisconsin DNR"), Kerr-McGee and the Company. U.S. EPA has made a claim against the Company and the County seeking approximately $900,000 of response costs. The matter is in negotiation. Kerr-McGee has also indicated that it will seek recovery from the Company for a percentage of the remediation costs. That claim is also in negotiation. Subsequently, U.S. EPA has determined that the treatment of contaminated soils in a bio-slurry reactor, as previously specified in the Record of Decision, will not effectively remediate creosote contaminated soils to levels acceptable to the Agency or the Wisconsin DNR. Kerr-McGee has undertaken additional investigation of the site and is negotiating with the Agency to select an appropriate method of remediation.
At this time, with no specified remedy or work plan, the cost of remediation of the site cannot be estimated.
     15

     West Minneapolis Site - The Company is a defendant in a cost recovery suit brought in the U.S. District Court in Minnesota during 1992 by Riverwalk Partnership formerly known as Stanton-Harstad Properties ("Stanton-Harstad") and the Minneapolis Community Development Agency ("MCDA"). Stanton-Harstad is the former owner of some property located in Minneapolis, previously owned by the Chicago, St. Paul, Minneapolis and Omaha Railway Company (the "Omaha"), one of the Company's predecessors, which operated a rail yard, roundhouse and coal gassification plant on the property in the early part of the twentieth century. Stanton-Harstad alleges that it has incurred expenses of approximately $250,000 for remediation of contamination discovered on the property allegedly caused by prior rail operations of Omaha. The MCDA is owner of property previously owned by Stanton-Harstad and Glacier Park, an affiliate of Burlington Northern (the "BN Property") which lies adjacent to the Omaha Property. Subsequent to the remediation performed by Stanton-Harstad, MCDA incurred expenses alleged to be in excess of $2 million, for remediation costs on both the Omaha and BN Properties. MCDA also alleged damages for diminution in value and delay in development of its property. Consolidated Container Corporation was named as a defendant in both suits, and Burlington Northern Railroad and Glacier Park were named as defendants in the suit brought by MCDA. The claims of MCDA against Consolidated Container, Burlington Northern, Glacier Park and the Company have been settled. In connection with that settlement, settling defendants have secured an assignment of MCDA's claim against Stanton-Harstad. In addition, all of the remaining parties have settled with Consolidated Container Company, leaving only Stanton-Harstad's claim against the Company and the Company's third party claims against Burlington Northern and Glacier Park.

     Junker Landfill - During 1994, the Company received notice from the Wisconsin DNR that it has been identified as a PRP for having generated hazardous substances that were disposed of at the Junker Landfill in Hudson, Wisconsin. The Wisconsin DNR is currently investigating the site and has indicated that it will place the site on the National Priority List, which would designate it as a CERCLA site. The Company has joined with other PRPs to negotiate a plan of investigation and remediation for the site so that it will not be listed. It is believed that approximately 700 companies sent waste to Junker Landfill and may be designated as PRPs. Information regarding potential cost of investigation and remediation is limited; however, the best estimate is that such costs are approximately $6 million.

     Marina Cliffs Barrel Dump Site - During 1994, the Company was notified by the Wisconsin DNR that it and approximately one hundred other companies are identified as PRPs for having generated hazardous substances that were disposed of at the Marina Cliffs Barrel Dump Site in South Milwaukee, Wisconsin. The Wisconsin DNR is currently investigating this site and has indicated it may place the site on the National Priority List. At this time, the Company has no specific information concerning the dump site or the potential costs of investigation and remediation.

     Environmental Pacific Corporation - During 1994, the Company received notice from the California Environmental Protection Agency, Department of Toxic Substances Control (the "California EPA"), that the Company and eighteen other entities have been identified as generators of approximately one million pounds of spent batteries which have been illegally transported and stored at the site in Gardena, California. The batteries involved were originally disposed of under contract with Environmental Pacific Corporation in Amity, Oregon in accordance with applicable federal hazardous waste regulations. It is alleged by the California EPA that the batteries were not disposed of by Environmental Pacific Corporation, but, rather, were transported to California and that appropriate disposal from the California site will be required. The Company has joined with the other generators to undertake disposal of the batteries, the cost of which the PRPs estimate will not exceed $1 million. Based on the information available, the batteries generated by the Company constitute approximately 8% of those at the site.

     DM&E Roundhouse - During 1994, the Company and the Dakota, Minnesota and Eastern Railroad were identified by the U.S. EPA as PRPs for certain contamination existing at the DM&E Roundhouse in Huron, South Dakota. This facility was previously owned by the Company and sold to Dakota, Minnesota and Eastern in 1986. Lagoons near the Roundhouse and adjacent properties are alleged to be contaminated with hazardous substances discharged from the Roundhouse. The Company and the DM&E have been requested to participate in an investigation and remediation of the site. The Company and DM&E initiated a preliminary site assessment. The U.S. EPA is reviewing the site assessment and has requested additional investigation. At this time, the Company has no estimate of potential remediation costs.

     Ripon PP Landfill - The Company was notified by the Wisconsin DNR in 1994 that the Company is a PRP with respect to the Ripon PP Landfill. It is alleged that the Company is a generator or transporter of waste that was disposed in the Ripon PP Landfill between 1948 and 1967. At this time the Company has no specific information as to the number of PRPs involved, the specific environmental issues related to the landfill or the potential costs of investigation and remediation.

     During 1994, the Company settled environmental litigation with respect to the following sites:

     Union Scrap Iron and Metal Company III - During December 1994, the Company and other PRPs entered into a consent and settlement agreement with U.S. EPA at a cost to the Company within its existing reserve.

     Rock, Michigan Groundwater - During June 1994, the Company entered into a settlement agreement with the Michigan DNR whereby the Company reimbursed the Michigan DNR for a portion of its investigation costs and was relieved of additional liability for this matter.


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

     No matter was submitted during the fourth quarter of 1994.
17

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

      Name             Age, Business Experience and Other Directorships

Robert Schmiege        age 53, Chairman and Chief Executive Officer since
                       August of 1988; and a Director since July of 1988.

James E. Martin        age 68, Director since May of 1992; Executive Vice
                       President-Operations since May of 1994; President of the Belt Railway Company of Chicago from 1989 to April of 1994.

F. Gordon Bitter       age 52, Senior Vice President-Finance and Accounting
                       since October of 1994; Senior Vice President of The
                       Perkin-Elmer Corporation and President of the Metco
                       Division from 1992 to December of 1993; Senior Vice
                       President-Finance and Administration of the Perkin-
                       Elmer Corporation from 1990 to 1992, and Vice
                       President-Finance and Chief Financial Officer from May
                       1988 to December 1991.

Paul A. Lundberg       age 43, Senior Vice President-Transportation Services
                       since May of 1994; Vice President-Labor Relations from
                       July of 1989 to April of 1994.

Arthur W. Peters       age 52, Senior Vice President-Sales and Marketing since
                       June of 1988.

Dennis E. Waller       age 48, Senior Vice President-Engineering and Equipment
                       since May of 1994; Vice President-Engineering and
                       Materials from October of 1990 to April of 1994; Vice
                       President-Motive Power and Materials from December of
                       1988 to September of 1990.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for the Company for the periods and at the dates indicated. As explained in Note 1(f) to the 1993 Consolidated Financial Statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions and effective January 1, 1991, the Company changed its method of accounting for income taxes.

     The historical financial information (other than operating data) for each of the five years in the period ended December 31, 1994 was derived from consolidated financial statements, of which the three most recent years are incorporated by reference herein and were audited by Arthur Andersen LLP, independent public accountants, whose reports thereon are incorporated by reference herein.
                    18


                                          Years ended December 31,
                                 1994      1993      1992      1991      1990
                                           (Dollars in millions)
                                         except per share amounts)
Income Statement Data:
Operating revenues             $1,129.8  $1,043.2  $ 985.0   $ 979.0   $960.7
Operating expenses 1/             903.9     834.1    810.8     904.0    810.1
Operating income                  225.9     209.1    174.2      75.0    150.6
Other income, net                   7.1      11.0      8.1      11.1      7.5
Interest expense                   97.5     105.4    126.1     156.8    174.6
Income (loss) before
  income taxes                    135.5     114.7     56.2     (70.7)   (16.5)
Income (loss) before
  extraordinary item and
  cumulative effect                84.0      64.0     37.4     (43.5)   (58.5)
Net income (loss) 2/               84.0      53.2    (56.2)    (72.5)   (56.4)
Income (loss) available for
  common shareholders              84.0      53.2   (114.9)   (102.8)   (76.1)
Income (loss) per share before
  extraordinary item and
  cumulative effect  3/            1.86      1.44     (.58)    (3.39)   (3.59)
Net income (loss) per share 3/     1.86      1.20    (3.15)    (4.72)   (3.49)



                                           Years Ended December 31,
                                 1994      1993      1992      1991      1990
Operating Data:
Revenue ton miles
  (millions) 4/                 53,119    46,114    40,986    40,601    37,705
Operating ratio (%) 5/            80.0      80.0      82.3      92.3      84.3



                                            December 31,
                        1994       1993        1992        1991        1990
                                         (Dollars in millions)

Balance Sheet Data:
Working capital       $  (90.8)  $   (51.9)  $  (72.2)   $  (75.6)   $  (48.3)
Total assets           2,218.6     2,135.9    2,072.0     2,089.0     1,905.1
Long-term debt         1,033.7     1,142.8    1,227.9     1,224.3     1,213.1
Preferred Stock              -           -          -       207.4       177.1
Common shareholders'
  equity                 315.9       226.2      144.0       (98.5)        4.4



1/ Special charges included in operating expenses consist of employee reduction and relocation costs in 1994, 1993, 1992, 1991 and 1990, a charge in 1993 for management fees payable to a previous principal stockholder, and environmental and personal injury costs in 1991. Such special charges totaled $4.8 million in 1994; $5.0 million in 1993; $30.0 million in 1992; $115.8 million in 1991; and $13.4 million in 1990.
19

2/ Net income for 1993 has been reduced by a $10.8 million extraordinary loss related to the refinancing of long-term debt. The 1992 net loss includes a $91.0 million extraordinary loss related to the Recapitalization and a $2.6 million charge for the cumulative effect of a change in the method of accounting for other postretirement benefits.
     The 1991 net loss includes a $25.6 million charge for the cumulative effect of a change in the method of accounting for income taxes and a $3.4 million extraordinary loss on prepayment of long-term debt.

3/ Income (loss) per share is calculated after deducting preferred stock dividends and accretion to liquidation value from net income (loss). Such amounts totalled $58.7 million in 1992; $30.3 million in 1991 and $19.7 million in 1990.

4/ Revenue ton miles equals the product of the weight in tons of freight carried for hire and the distance in miles carried on the Company's lines.

5/ Operating ratio is the ratio of operating expenses to operating revenues. Special charges increased the operating ratio by 0.4, 0.5, 3.0, 11.8, and
     1.4 percentage points for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively.



                                    PART II

     The following items are incorporated into this report by reference to the sections of the Company's 1994 Annual Report to Shareholders shown below:

                                                   Annual Report Section Title
                                                         (If Applicable)
Item                    Description                       and Page Number

 5      Market for the Registrant's                Stock Listing,
          Common Equity and Related                  inside back cover
          Shareholders Matters.

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

 8      Financial Statements, Supplementary        Pages 22 through 32.
          Data and the Report of
          Independent Public Accountants.

          Event Subsequent to Date of Auditors' Report (Unaudited)

            Reference is made to Part I, Item 1 "BUSINESS -- Recent Developments - Transaction with Union Pacific Corporation" for a discussion of Union Pacific's acquisition of the Company.

Item 9.  Disagreements on Accounting and Financial Disclosure

        None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

        Information with respect to the directors of the Company will be set forth under the caption "Nominees for Election as Directors," "Directors Continuing in Office Until 1996" and "Directors Continuing in Office until 1997" in the Company's Proxy Statement for the Annual Meeting of Shareholders and is hereby incorporated by reference. The Annual Meeting is scheduled to be held at 9:00 a.m. (CST), on May 2, 1995, at the Harris Trust and Savings Bank Auditorium, 111 West Monroe, 8th Floor, Chicago, Illinois.

        Information with regard to the Company's executive officers appears in
Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation

        Information with respect to this item will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders and is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Information with respect to this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders and is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

        Information with respect to this item will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders and is hereby incorporated by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                Incorporated
                                                    Page       by Reference to
                                                   Number      Page Number in
                                                   of this      Annual Report
                                                  Form 10-K    to Shareholders


(a)  1.  Financial Statements

Report of independent public accountants                             32
Consolidated statement of income--years
  ended December 31, 1992, 1993 and 1994                             22
Consolidated balance sheet--
  December 31, 1993 and 1994                                         23
Consolidated statement of cash flows--years
  ended December 31, 1992, 1993 and 1994                             24
Notes to Consolidated Financial Statements                           25-31


(a)  2.  Financial Statement Schedules

Report of independent public accountants             31
Selected Quarterly Financial Data for the
  years ended December 31, 1993 and 1994                             30
Schedule II -- Valuation and qualifying
  accounts and reserves                              30

(a)  3.  Exhibits

      Many Company exhibits are incorporated by reference to previous filings of the Company as defined below:

            The Form S-8 filed on October 17, 1994 by Chicago and North Western Transportation Company, file number 33-56047 (the "1994 Form S-8").

            Quarterly Report of Chicago and North Western Transportation Company for the quarter ended September 30, 1994 (the "3rd Quarter 1994 10-Q").

            The Proxy Statement filed on March 28, 1994 by Chicago and North Western Holdings Corp (the "1994 Proxy Statement").

            The Form S-8 filed on December 10, 1993 by Chicago and North Western Holdings Corp., file number 33-51405 (the "1993 Form S-8").

            The Form S-4 filed by Chicago and North Western Holdings Corp., file number 33-30874 (the "Form S-4").

            The Form S-1 filed on March 27, 1992 by Chicago and North Western Holdings Corp., file number 33-45265 (the "1992 Form S-1").

            The Annual Report of Chicago and North Western Holdings Corp. on Form 10-K for the year ended December 31, 1993, file number 33-30874 (the "1993 10-K").

            The Annual Report of Chicago and North Western Holdings Corp. on Form 10-K for the year ended December 31, 1992, file number 33-30874 (the "1992 10-K").

            The Annual Report of Chicago and North Western Holdings Corp. on Form 10-K for the year ended December 31, 1990, file number 33-30874 (the "1990 10-K").


 Number

    3.1 Restated Certificate of Incorporation of Chicago and North Western Holdings Corp. (incorporated by reference to Exhibit 4.1 to 1993 Form S-8).

    3.1a Certificate of Amendment of Restated Certificate of Incorporation filed May 5, 1994 (incorporated by reference to Exhibit 4.2 to the 1994 Form S-8).

*   3.2     By-Laws of Chicago and North Western Transportation Company
            (formerly Chicago and North Western Holdings Corp.) current as of
            May 9, 1994.

    4.1 Specimen form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the 1992 Form S-1).
23

 Number

    4.14 Second Participation and Loan Agreement dated as of December 20, 1990 among Western Railroad Properties, Incorporated as Lessee and Citibank, N.A., not individually but solely as Trustee, as Lessor, and UP Leasing Corporation, as Beneficial Owner, and Union Pacific Corporation as Beneficial Owner Parent, and Chicago and North Western Transportation Company and CNW Corporation and Chemical Bank as Administrative Agent and Continental Bank, N.A. and the Long-Term Credit Bank of Japan, Ltd., Chicago Branch, as Co-Agents, and Banque Paribas, New York Branch and Manufacturers Hanover Trust Company as Lead Managers (incorporated by reference to Exhibit 10.19 to the 1990 10-K).

    4.14a Amendment dated as of August 26, 1994, to the Second Participation and Loan Agreement dated as of December 20, 1990 among Western Railroad Properties, Incorporated as Lessee and Citibank, N.A., Trustee under the Trust Agreement, as Lessor, and UP Leasing Corporation, as Beneficial Owner, and Union Pacific Corporation, as Beneficial Owner Parent, and Chicago and North Western Railway Company, as successor to Chicago and North Western Transportation Company and CNW Corporation, and Chemical Bank, as Administrative Agent and Continental Bank N.A. and The Long-Term Credit Bank of Japan, Ltd., Chicago Branch, as Co-Agents, and Banque Paribas, New York Branch, as Lead Manager (incorporated by reference to Exhibit 4.14a to the 3rd Quarter 1994 10-Q).

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

    4.16b Amendment dated as of September 10, 1993, to the Credit Agreement dated as of March 27, 1992, as previously amended, among Chicago and North Western Transportation Company, Chicago and North Western Holdings Corp., the Lenders named therein, Bank of Montreal, as Issuing Bank, the Co-Agents party thereto and Chemical Bank, as Agent (incorporated by reference to Exhibit 4.16b to the 1993 10-K).

    4.16c Master Assignment and Acceptance Agreement, dated as of September 10, 1993, among Chicago and North Western Transportation Company, Chicago and North Western Holdings Corp., the Lenders named therein, Bank of Montreal, an Issuing Bank, the Co-Agents named therein and Chemical Bank, as Agent (incorporated by reference to
            Exhibit 4.16c to the 1993 10-K).
24

 Number

    4.16d Amendment dated as of August 26, 1994 to the Credit Agreement dated as of March 27, 1992, as previously amended, among Chicago and North Western Railway Company (formerly Chicago and North Western Transportation Company), Chicago and North Western Transportation Company (formerly Chicago and North Western Holdings Corp.), the Lenders named therein, Bank of Montreal, as Issuing Bank, the Co-Agents party thereto and Chemical Bank, as Agent (incorporated by reference to Exhibit 4.16d of the 3rd Quarter 1994 10-Q).

*   4.16e   Amendment dated as of December 2, 1994 to the Credit Agreement dated as of March 27, 1992, as previously amended, among Chicago and North Western Railway Company (formerly Chicago and North
            Western Transportation Company), Chicago and North Western
            Transportation Company (formerly Chicago and North Western
            Holdings Corp.), the lenders named therein, Bank of Montreal, as Issuing Bank, the Co-Agents party thereto and Chemical Bank, as Agent.

    4.17 Senior Secured Note Purchase Agreement among Chicago and North Western Transportation Company, Chicago and North Western Holdings Corp., and the Purchasers listed on Schedule I thereto dated March 27, 1992 (incorporated by reference to Exhibit 4.17 to the 1992 10-K).

    4.17a First Amendment and Waiver, dated as of April 7, 1992, to the Senior Secured Note Purchase Agreement, dated as of March 27, 1992, among Chicago and North Western Transportation Company, Chicago and North Western Holdings Corp., and The Purchasers named there (incorporated by reference to Exhibit 4.17a to the 1992 10-K).

    4.17b Second Amendment, dated as of August 26, 1994, to the Senior Secured Note Purchase Agreement, dated as of March 27, 1992, as previously amended, among Chicago and North Western Railway Company (formerly Chicago and North Western Transportation Company) (the Issuer), Chicago and North Western Transportation Company (formerly Chicago and North Western Holdings Corp.) and the Purchasers named therein (incorporated by reference to Exhibit 4.17b of the 3rd Quarter 1994 10-Q).

*   4.17c   Third Amendment, dated as of August 26, 1994, to the Senior
            Secured Note Purchase Agreement, dated as of March 27, 1992, as previously amended, among Chicago and North Western Railway
            Company (formerly Chicago and North Western Transportation
            Company) (the Issuer), Chicago and North Western Transportation
            Company (formerly Chicago and North Western Holdings Corp.) and the Purchasers named therein.
25

 Number

    4.18 Master Collateral Agreement and Intercreditor Agreement among certain participating creditors of Chicago and North Western Transportation Company and Chemical Bank, as agent, dated as of March 27, 1992 (incorporated by reference to Exhibit 4.18 to the 1992 10-K).

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

   10.7 Gillette-Douglas Joint Line Agreement between Burlington Northern, Inc. and Chicago and North Western Transportation Company (incorporated by reference to Exhibit 10.9 to Form S-4).

   10.8 Letter Agreement dated March 4, 1986 between Chicago and North Western Transportation Company, Western Railroad Properties Incorporated and Burlington Northern Railroad Company for the purchase of an undivided one-half interest in Burlington Northern's Coal Creek Junction and Caballo Junction, Wyoming line of railroad (incorporated by reference to Exhibit 10.10 to Form S-
            4).
                      26

 Number

   10.9 Agreement for Modification of Joint Line Agreement and for Interim Trackage Rights dated April 21, 1986 (incorporated by reference to
            Exhibit 10.11 to Form S-4).

*# 10.10 Chicago and North Western Transportation Company Supplemental Pension Plan, amendment and restatement effective January 1, 1989.

   10.14    One North Western Center Lease (incorporated by reference to
            Exhibit 10.20 to Form S-4).

*# 10.15 Chicago and North Western Railway Company Profit Sharing and Retirement Savings Program (as amended and restated January 1,
            1989).

 # 10.16 Bonus Plan of Chicago and North Western Holdings Corp., adopted March 9, 1992 (incorporated by reference to Exhibit 10.16 to the 1992 10-K).

 # 10.17 Chicago and North Western Transportation Company Executive Retirement Plan, dated January 1, 1989 (incorporated by reference to Exhibit 10.46 to the 1990 10-K).

   10.19 Purchase of Service Agreement between Commuter Rail Division and Chicago and North Western Transportation Company, October 1, 1984 to December 31, 1988 (incorporated by reference to Exhibit 10.22 to Form S-4).

*  10.26    Amendment No. 10 to Purchase of Service Agreement between Commuter
            Rail Division and Chicago and North Western Railway to December
            31, 1998.

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

 # 10.42 Rollover Option Agreement, dated as of July 14, 1989, between Chicago and North Western Holdings Corp. and Robert A. Jahnke (incorporated by reference to Exhibit 10.57 to Form S-4).

 # 10.43 Rollover Option Agreement, dated as of July 14, 1989, between Chicago and North Western Holdings Corp. and Arthur W. Peters (incorporated by reference to Exhibit 10.58 to Form S-4).
27

 Number

 # 10.44 Rollover Option Agreement, dated as of July 14, 1989, between Chicago and North Western Holdings Corp. and Thomas A. Tingleff (incorporated by reference to Exhibit 10.59 to Form S-4).

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

 # 10.53b Second Amendment to The Chicago and North Western Holdings Corp. 1992 Equity Incentive Plan (incorporated by reference to Exhibit 10.53b to the 1993 10-K).

 # 10.54 Chicago and North Western Holdings Corp. 1994 Equity Incentive Plan (incorporated by reference to Exhibit 22 to 1994 Proxy Statement).

   10.55 AT&T Corporate Center office sublease between AT&T Communications, Inc. (as Landlord) and Chicago and North Western Transportation Company (as Tenant) dated as of October 25, 1993 (incorporated by reference to Exhibit 10.55 to 1993 10-K).

 # 10.56 Chicago and North Western Holdings Corp. Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.56 to 1993 10-K).

 # 10.57 Chicago and North Western Holdings Corp. Directors' Pension and Retirement Savings Plan (incorporated by reference to Exhibit
            10.57 to 1993 10-K).

 # 10.58 Chicago and North Western Holdings Corp. Directors' Pension and Retirement Savings Plan Trust (incorporated by reference to
            Exhibit 10.58 to 1993 10-K).
28

 Number

   10.59 Agreement as of June 21, 1993 among Chicago and North Western Holdings Corp., Blackstone Capital Partners L.P., Blackstone Family Investment Partnership II L.P., Blackstone Advisory Directors Partnership L.P., Chemical Investments, Inc., The Prudential Insurance Company of America, DLJ Capital Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Union Pacific Corporation, UP Rail, Inc., CNW Corporation, Chicago and North Western Transportation Company, Chicago and North Western Acquisition Corporation, UP Leasing Corporation and certain individuals (incorporated by reference to Exhibit 10.59 to 1993 10-K).

*  10.60    Letter Agreement dated December 14, 1994 between Chicago and North
            Western Transportation Company and The Blackstone Group for financial advisory services.

*# 10.61 Change of Control Employment Agreement among Chicago and North Western Transportation Company, Chicago and North Western Railway Company and F.G. Bitter.

*# 10.62 Change of Control Employment Agreement among Chicago and North Western Transportation Company, Chicago and North Western Railway Company and Paul A. Lundberg.

*# 10.63 Change of Control Employment Agreement among Chicago and North Western Transportation Company, Chicago and North Western Railway Company and James E. Martin.

*# 10.64 Change of Control Employment Agreement among Chicago and North Western Transportation Company, Chicago and North Western Railway Company and Arthur W. Peters.

*# 10.65 Change of Control Employment Agreement among Chicago and North Western Transportation Company, Chicago and North Western Railway Company and Dennis E. Waller.

*# 10.66 Form of Change of Control Employment Agreement among Chicago and North Western Transportation Company, Chicago and North Western Railway Company and Executives (entered into with each of 22 Vice Presidents of Chicago and North Western Railway Company).

*  10.67    Agreement and Plan of Merger by and among Union Pacific
            Corporation, UP Rail, Inc. and Chicago and North Western
            Transportation Company dated as of March 16, 1995.

*  10.68    Company Stock Option Agreement dated as of March 16, 1995, among
            UP Rail, Inc. and the Company.

*# 10.69    James Martin Retention Arrangement.

*  13.      Chicago and North Western Transportation Company 1995 Annual
            Report to Shareholders (only those portions incorporated by reference in this Form 10-K are deemed "filed").

*  21.      Subsidiaries of Chicago and North Western Transportation Company.
29

 Number

*  27.      Financial Data Schedule

   28. Railroad Common Control Application before the Interstate Commerce Commission, Finance Docket No. 32133, Union Pacific Corporation, Union Pacific Railroad Company and Missouri Pacific Railroad Company - Control - Chicago and North Western Holdings Corp. and Chicago and North Western Transportation Company, volumes 1 - 4 (incorporated by reference to Exhibit 28 to the 1992 10-K).

*  99.      Press Release issued by the Company on March 10, 1995.

*  99.1     Press Release issued by the Company and Union Pacific on March 17,
            1995.







* Filed herewith.
# Management contract or compensatory plan or arrangement.




Note: On May 6, 1994, the name of Chicago and North Western Holdings Corp. was changed to Chicago and North Western Transportation Company and the name of its wholly-owned subsidiary, Chicago and North Western Transportation Company was changed to Chicago and North Western Railway Company.








No report on Form 8-K was filed in the fourth quarter of 1994.
30

                                  SIGNATURES

    Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY

                            Principal Executive Officer


                            By               /s/ Robert Schmiege
                                               Robert Schmiege
                               Chairman, President and Chief Executive Officer


                            Principal Finance and Accounting Officer


                            By                /s/ F. G. Bitter
                                                F. G. BITTER
                                Senior Vice President-Finance and Accounting
March 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
                                                                 Date Signed


           /s/ Robert Schmiege            Director              March 22, 1995
             Robert Schmiege


         /s/ Richard K. Davidson          Director              March 22, 1995
           Richard K. Davidson


           /s/ James E. Martin            Director              March 22, 1995
             James E. Martin


            /s/ James Mossman             Director              March 22, 1995
              James Mossman


          /s/ Harold A. Poling            Director              March 22, 1995
            Harold A. Poling


         /s/ Samuel K. Skinner            Director              March 22, 1995
           Samuel K. Skinner


         /s/ James R. Thompson            Director              March 22, 1995
           James R. Thompson
         31
                                                                   SCHEDULE II

               CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              Millions of dollars




       Column A            Column B         Column C       Column D   Column E
                                           Additions
                           Balance         charged to                 Balance
                           at          Costs     Other     Deductions at end
                           beginning   and       accounts  describe   of
    Description            of period   expenses  describe  (1)        period


Year Ended December 31, 1994
Reserves deducted
  from assets to which
  they apply--
 Reserve for uncollectible
  revenues and
  other charges            $ 4.1       $ 1.7     $   -      $1.4       $ 4.4
 Reserve for deferred
  tax assets                37.6           -         -       6.2 (2)    31.4



Year Ended December 31, 1993
Reserves deducted from
  assets to which
  they apply--
 Reserve for uncollectible
  revenues and
  other charges            $ 4.0       $ 0.9     $   -      $ 0.8      $ 4.1
 Reserve for deferred
  tax assets                43.1           -         -        5.5 (2)   37.6



Year Ended December 31, 1992
Reserves deducted
  from assets to which
  they apply--
 Reserve for uncollectible
  revenues and
  other charges            $ 4.0       $ 0.6     $   -      $ 0.6      $ 4.0
 Reserve for deferred
  tax assets                52.1           -         -        9.0 (2)   43.1





(1)  Write off of uncollectible accounts, unless otherwise noted.
(2) Reduction for expiring fully-reserved investment tax credits and change in estimated use of credits.

                                   32

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To Chicago and North Western Transportation Company:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Chicago and North Western Transportation Company's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the Index to Financial Statement Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.











                                        ARTHUR ANDERSEN LLP





Chicago, Illinois
January 27, 1995