Form 10-K/A
period 1994-12-31
CHICAGO & NORTH WESTERN TRANSPORTATION CO /DE/
filed 1995-04-21
CIK 854884

                      Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-K/A

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1994

                        Commission file number 33-30874

               CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY
            (Exact name of registrant as specified in its charter)

     Delaware                                13-3526817
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

     165 North Canal Street                       60606
         Chicago, Illinois                      (Zip code)
(Address of principal executive offices)
                                             (312) 559-7000
                                             (Registrant's telephone
                                             number, including area code)

Securities registered pursuant to Section 12(b) or the Act:

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

As of March 31, 1995, the aggregate market value of common shares held by nonaffiliates (based on the closing price as reported on the New York Stock Exchange composite tape) was approximately $1,089 million.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the most recent practicable date:


     CLASS               OUTSTANDING AT MARCH 31, 1995
Common Stock                      31,333,031 Shares
Non-Voting Common Stock           12,835,304 Shares


DOCUMENTS INCORPORATED BY REFERENCE:

                                               PART OF FORM 10-K/A INTO WHICH
     DOCUMENT                                  DOCUMENT IS INCORPORATED

Information Statement pursuant to                         III
  Section 14(f) of the Securities
  Exchange Act of 1934 and Rule 14f-1
  thereunder dated March 23, 1995.

     UP Rail, Inc. (the "Purchaser"), a Utah corporation and an indirect wholly-owned subsidiary of Union Pacific Corporation, a Utah corporation ("Union Pacific"), pursuant to a Tender Offer Statement on Schedule 14D-1 (the "Schedule 14D-1"), dated March 23, 1995, has commenced a tender offer to purchase all of the outstanding shares of the Common Stock ("Shares") of Chicago and North Western Transportation Company ("Company") at a price of $35 per Share, net to the Seller in cash (such price, or such higher amount per Share as may be payable in the Offer, being referred to herein as the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase, dated March 23, 1995 (the "Offer to Purchase"), and the related Letter of Transmittal (which, as amended from time to time, together constitute the "Offer").

     The Offer is being made pursuant to the terms of an Agreement and Plan of Merger, dated as of March 16, 1995, by and among the Company, Union Pacific and the Purchaser (the "Merger Agreement"). The Merger Agreement provides, among other things, for the making of the Offer by the Purchaser and further provides that, following the completion of the Offer and the satisfaction or the waiver of certain conditions set forth in the Merger Agreement, the Purchaser will be merged with and into the Company (the "Merger" and, together with the Offer, the "Transaction"). Following the consummation of the Merger (the "Effective Time"), the Company will be the surviving corporation (the "Surviving Corporation") and an indirect wholly-owned subsidiary of Union Pacific.

     Certain information contained in this Form 10-K/A relates to the Transaction.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information set forth under Item 10 of Part III of the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission ("SEC") on March 22, 1995 (the "1994 10-K") is hereby deleted and the following information is substituted therefor.

     The following information is hereby incorporated by reference herein:


          (i) the information set forth under the caption "Board of Directors" (including information set forth under the subcaptions "General," "Right to Designate Directors," "The Union Pacific Designees," "Board of Directors of the Company, and "Board and Board Committee meetings, Committee Functions and Composition"); and

          (ii) the information set forth under the caption "Executive Officers,"

in each case in the Company's Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder ("Information Statement"), which Information Statement is included as Annex I to the Company's
Schedule 14D-9 ("Schedule 14D-9) dated March 23, 1995 and originally filed with the SEC on such date.

The Schedule 14D-9, including the Information Statement, is filed with the SEC as Exhibit 99.2 to this Form 10-K/A.

Item 11.  Executive Compensation

     The information set forth under Item 11 of Part III of the Company's 1994 10-K is hereby deleted and the following information is substituted therefor.

     The information set forth in the Information Statement under the captions "Executive Compensation," "Summary Compensation Table," "Option Grants In Last Fiscal Year," "Option Exercises and Year-End Value Table," "Pension Plan," "Agreements with Executive Officers," "Compensation of Directors," and "Certain Relationships and Transactions - Compensation Committee Interlocks and Insider Participation" and the information set forth under the caption "Merger Agreement
- - Compensation and Benefits" in the Schedule 14D-9 is hereby incorporated by reference herein. Such information is supplemented by the information contained in the second paragraph and third paragraphs in Section 2 and the second, third, fourth, fifth and sixth paragraphs in Section 5 in the Supplement to Offer to Purchase dated April 14, 1995 ("Supplement"), which was filed on such date with Amendment No. 5 to the Schedule 14 D-9 as Exhibit 40 to the Schedule 14D-9, and is filed as Exhibit 99.3 to this Form 10-K/A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under Item 12 of Part III of the Company's 1994 10-K is hereby deleted and the following information is substituted therefor.

     The information set forth in the Information Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information set forth under Item 13 of Part III of the Company's 1994 10-K is hereby deleted and the following information is substituted therefor.

     The following information is hereby incorporated herein by reference:


          (i) the information set forth under the caption "Certain Relationships and Transactions" (including information under all subcaptions thereunder) in the Information Statement;

          (ii) the information set forth in Item 8(b) - "Certain Litigation" in the Schedule 14D-9 and the information set forth in the second, third, fourth and fifth paragraphs of Section 6 of the Supplement;

         (iii) the information set forth in Item 5 - "Persons Retained, Employed or to be Compensated" in the Schedule 14D-9 and the information set forth in the second and third paragraphs in Section 2 of the Supplement; and

          (iv) the information set forth under the caption "Merger Agreement" in the Schedule 14D-9, the information set forth in the first thirteen paragraphs, inclusive, under the caption "Special Factors - Interests of Certain Persons" in the Offer to Purchase, which excerpt is filed as Exhibit 99.4 to this Form 10-K/A, and the information set forth in the second, third, fourth, fifth and sixth paragraphs in Section 5 of the Supplement.

                                    Part IV

Item 14.  Exhibits

     The information set forth under Item 14 of Part IV of the Company's 1994 10-K is hereby supplemented by adding the following information:

      Exhibit 10.70 Amendment to the Company Stock Option Agreement, dated April 13, 1995, by and between the Purchaser and the Company (incorporated by reference to Exhibit 41 to Amendment No. 5 to the Schedule 14D-9 ("Amendment
                     No. 5")).

    # Exhibit 10.71  Clarification Document, dated April 12, 1995, among the
                     Company, Union Pacific and the Purchaser (incorporated by reference to Exhibit 42 to Amendment No. 5).

      Exhibit 10.72 Memorandum of Understanding, dated April 13, 1995, by and among counsel for the Company, Union Pacific, and the plaintiffs in the five purported class action suits previously filed in the Court of Chancery in Delaware (incorporated by reference to Exhibit 43 to Amendment
                     No. 5).

    # Exhibit 10.73  Form of Employment Agreement to be entered into by the
                     Company, Union Pacific Railroad Company ("UPRC") and certain executives of the Company (incorporated by reference to Exhibit 36 to Amendment No. 3 to the Schedule

                     14D-9 ("Amendment No. 3")).

    # Exhibit 10.74  Form of Severance Agreement to be entered into by the
                     Company, UPRC, Chicago and North Western Railway Company and certain executives of the Company (incorporated by reference to Exhibit 37 to Amendment No. 3).

      Exhibit 99.2 Schedule 14D-9, dated March 23, 1995 (including the Information Statement attached thereto as Annex I, but excluding the exhibits thereto).

      Exhibit 99.3   Supplement to the Offer to Purchase, dated April 14, 1995.*

   #  Exhibit 99.4   Information set forth in the first thirteen paragraphs,
                     inclusive, under the caption "Special Factors - Interests of Certain Persons" in the Offer to Purchase.

_____________________

* Sections 2, 5 and 6 of the Supplement are hereby incorporated by reference in this Amendment. No other section of the Supplement is incorporated by reference in this Amendment or shall be deemed filed with the SEC by the Company for purposes of the Securities Exchange Act of 1934.

#    Management contract or compensatory plan or arrangement.



                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned, thereunto duly authorized.

                         CHICAGO AND NORTH WESTERN
                         TRANSPORTATION COMPANY


                         By  /s/ F. Gordon Bitter
                             ---------------------------
                             F. Gordon Bitter
                             Senior Vice President and
                               Chief Financial Officer

Date:  April 21, 1995

EXHIBIT INDEX

      Exhibit 10.70 Amendment to the Company Stock Option Agreement, dated April 13, 1995, by and between the Purchaser and the Company (incorporated by reference to Exhibit 41 to Amendment No. 5 to the Schedule 14D-9 ("Amendment No. 5")).

    # Exhibit 10.71  Clarification Document, dated April 12, 1995, among the
                     Company, Union Pacific and the Purchaser
                     (incorporated by reference to Exhibit 42 to Amendment No. 5).

      Exhibit 10.72 Memorandum of Understanding, dated April 13, 1995, by and among counsel for the Company, Union Pacific, and the plaintiffs in the five purported class action suits previously filed in the Court of Chancery in Delaware (incorporated by reference to Exhibit 43 to Amendment No. 5).

    # Exhibit 10.73  Form of Employment Agreement to be entered into by the Company, Union Pacific Railroad Company
                     ("UPRC") and certain executives of the Company (incorporated by reference to Exhibit 36 to Amendment No. 3 to the Schedule 14D-9 ("Amendment No. 3")).

    # Exhibit 10.74  Form of Severance Agreement to be entered into by the Company, UPRC, Chicago and North Western
                     Railway Company and certain executives of the Company (incorporated by reference to Exhibit 37 to Amendment No. 3).

      Exhibit 99.2 Schedule 14D-9, dated March 23, 1995 (including the Information Statement attached thereto as Annex I, but excluding the exhibits thereto).

      Exhibit 99.3   Supplement to the Offer to Purchase, dated April 14, 1995.*

    # Exhibit 99.4   Information set forth in the first thirteen
                     paragraphs, inclusive, under the caption "Special
                     Factors - Interests of Certain Persons" in the
                     Offer to Purchase.

_____________________

* Sections 2, 5 and 6 of the Supplement are hereby incorporated by reference in this Amendment. No other section of the Supplement is incorporated by reference in this Amendment or shall be deemed filed with the SEC by the Company for purposes of the Securities Exchange Act of 1934.

#    Management contract or compensatory plan or arrangement.