Form 10-Q
period 1995-03-31
CHICAGO & NORTH WESTERN TRANSPORTATION CO /DE/
filed 1995-05-16
CIK 854884

1 of 16


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



(Mark
 One)

 (X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1995.

 ( )   Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from       to



                         Commission File No. 001-11045


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

                          Yes   X            No


Chicago and North Western Transportation Company has the following common shares, par value $.01 per share, outstanding at April 20, 1995:

                              Common  44,537,821
                                       2


PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                            Introductory Statement

The following (a) condensed balance sheet as of December 31, 1994, which has been derived from audited financial statements, and (b) unaudited, interim financial statements included herein have been prepared by the Company pursuant to the published rules and regulations of the Securities and Exchange Commission and, in the case of interim financial statements, in the opinion of management, reflect all adjustments (which adjustments consist only of normal recurring items) necessary to present fairly the results of operations of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.
                                       3

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               Millions of dollars except for per share amounts
                                  (Unaudited)










                                                            Three Months Ended
                                                                 March 31,
                                                             1995        1994


Operating revenues                                          $307.0      $273.9
Operating expenses                                           237.8       225.7
Operating income                                            $ 69.2      $ 48.2
Other income (loss), net                                      (3.1)        0.2
Interest expense                                              25.0        22.6
Income before income taxes                                  $ 41.1      $ 25.8

Income taxes:
  Currently payable                                         $  2.7      $  0.3
  Deferred                                                    11.7         9.5
                                                            $ 14.4      $  9.8

Net income                                                  $ 26.7      $ 16.0



Earnings per common share                                   $ 0.58      $ 0.35



Shares used in earnings per share computation (thousands)   45,731      45,303














See accompanying notes to condensed consolidated financial statements.
                                       4

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              Millions of dollars
                                  (Unaudited)










                                    ASSETS


                                                   March 31,      December 31,
                                                     1995             1994


Current assets:
  Cash and temporary cash investments              $  106.5          $  105.4
  Accounts receivable, net                            152.6             143.7
  Materials and supplies, at average cost              36.9              27.6
  Prepaid expenses and other                            8.0               6.2
                                                   $  304.0          $  282.9

Property:
  Road                                             $2,066.1          $2,055.0
  Equipment                                           150.3             148.5
  Accumulated depreciation                           (353.5)           (330.7)
                                                   $1,862.9          $1,872.8

Other assets                                       $   61.8          $   62.9

      Total assets                                 $2,228.7          $2,218.6
















See accompanying notes to condensed consolidated financial statements.
                                       5

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              Millions of dollars
                                  (Unaudited)






                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,      December 31,
                                                     1995             1994


Current liabilities:
  Accounts payable and accrued expenses            $  202.0          $  212.1
  Payroll and vacation pay                             39.1              35.6
  Interest                                              7.7              10.7
  Taxes                                                24.8              19.9
      Total, excluding long-term debt
        due within one year                        $  273.6          $  278.3
  Long-term debt due within one year                  103.7              95.4
                                                   $  377.3          $  373.7
Casualties and environmental reserve                   76.6              76.7
Other liabilities                                      62.2              68.6
Deferred income taxes                                 360.9             350.0
Long-term debt, excluding amounts due
    within one year                                 1,007.3           1,033.7
      Total liabilities                            $1,884.3          $1,902.7

Stockholders' equity:
  Common stock, par value $.01 per share,
    authorized 250,000,000 shares, issued
    44,193,814 shares and outstanding
    44,168,335 shares (of which 12,835,304
    are non voting) at March 31, 1995              $    0.7          $    0.4
  Capital surplus                                     544.7             543.2
  Retained income                                    (201.0)           (227.7)
                                                   $  344.4          $  315.9

      Total liabilities and stockholders' equity   $2,228.7          $2,218.6








See accompanying notes to condensed consolidated financial statements.
                                       6

       CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions of dollars
                                  (Unaudited)







                                                           Three Months Ended
                                                                 March 31,
                                                             1995        1994

Cash flow from operating activities:
  Net income                                               $ 26.7      $ 16.0
  Items not affecting cash flow from operating activities:
    Depreciation                                             20.2        18.5
    Amortization of debt cost                                 1.8         1.7
    Gain from sales of property, net                         (0.1)       (0.4)
    Deferred income taxes                                    11.7         9.5
      Cash provided from operating activities
        before changes in assets and liabilities           $ 60.3      $ 45.3
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable               (8.9)        3.1
    (Increase) in other current assets except cash          (11.2)      (12.5)
    (Decrease) in accounts payable and accruals              (4.7)          -
    Other, net                                               (7.1)      (13.0)
      Net cash flow from operating activities              $ 28.4      $ 22.9

Cash flow from financing activities:
  Proceeds from issuance of common stock                   $  0.9      $  1.1
  Payments on long-term debt                                (17.9)      (24.9)
  Prepayment of long-term debt                               (0.3)       (5.4)
      Net cash flow used for financing activities          $(17.3)     $(29.2)

Cash flow from investing activities:
  Additions to property                                    $(11.8)     $(11.3)
  Proceeds from property dispositions                         1.5         1.5
  Other, net                                                  0.3         0.1
      Net cash flow used for investing activities          $(10.0)     $ (9.7)

Increase (decrease) in cash & temporary cash investments   $  1.1      $(16.0)
Cash and temporary cash investments - beginning of period   105.4        70.9
                                    - end of period        $106.5      $ 54.9







See accompanying notes to condensed consolidated financial statements.
                                       7

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  Change of control.

    On March 9, 1995, the Company agreed to be acquired by UP Rail, Inc. ("UP Rail"), a subsidiary of Union Pacific Corporation ("Parent"), in a transaction in which UP Rail would acquire 100% of the Company's outstanding shares of common stock, par value $.01 per share (the "Shares") not already owned by the Parent, at $35 per share in cash, subject to negotiation and execution of a mutually satisfactory definitive merger agreement and approvals by the Parent's and the Company's respective boards of directors.

    On March 16, 1995, the respective boards of directors of the Company and the Parent unanimously approved a definitive merger agreement (the "Merger Agreement") and the Merger Agreement was executed.

    On March 23, 1995, pursuant to the Merger Agreement, UP Rail initiated a tender offer (the "Offer") to acquire the entire equity interest in the Company. The Offer was consummated April 25, 1995, as a result of which UP Rail owns approximately 99.5% of the Shares (including shares acquired by UP Rail on conversion of Non-Voting Common Stock of the Company). Trading of the Company's Common Stock on the New York Stock Exchange was suspended April 25, 1995, and the Common Stock is in the process of being delisted.

2)  Other income (loss) consists of the following:        Three Months Ended
                                                               March 31,
                                                          1995           1994
                                                         (millions of dollars)

    Interest income                                      $ 1.6          $ 0.6
    Gains from sales of property and investments           0.1            0.7
    Rents from property not used in operations             1.1            1.0
    Merger expense                                        (6.0)             -
    Unrealized loss on excess fuel hedges                    -           (1.4)
    Other, net                                             0.1           (0.7)
                                                         $(3.1)         $ 0.2


3) Additional disclosures to Condensed Consolidated Statement of Cash Flows (millions of dollars) are as follows:

    The following cash payments were made in the periods shown:

                                         1995       1994

                      Interest          $26.1      $22.2
                      Income taxes          -      $ 0.4

    The Company considers all short-term investments which have an original maturity of less than ninety days as cash equivalents.
                                       8

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd.)

4)  Contingent liabilities.

    The Company's operations are subject to a variety of federal, state and local environmental and pollution control statutes and regulations. The Company has been named as a potentially responsible party ("PRP") in three proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and in five state Superfund matters. The Company is also a defendant in one private CERCLA cost recovery action. The current estimate of the total cost of remediation for these proceedings to all PRPs aggregates approximately $82 million. In determining its reserves, the Company has assumed that other PRPs will pay appropriate shares of remediation obligations, except when the Company is aware other PRP's are incapable of doing so.

    Additionally, the Company has environmental exposure from current and former railroad operating properties, fueling facilities, leased properties and pending litigation and enforcement actions.  The Company's environmental exposure is reevaluated periodically.  At March 31, 1995, the Company's total reserve for environmental liabilities was $27 million.
                                       9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
               First Quarter 1995 Compared to First Quarter 1994


                              Operating Revenues

Net freight revenues were $274.9 million in 1995, an increase of $28.1 million, or 11.4%, compared with 1994. The total number of loads handled in 1995 was 673,036, an increase of 62,501 loads, or 10.2%, compared with 1994. The balance of the operating revenues resulted from the Company's commuter and other operations.

Freight Revenue Comparison by Business Group             (millions of dollars)
                                                Three Months Ended March 31,
                                                                      Percent
                                                                      Change
                                               1995        1994      from 1994
Energy (coal):
  WRPI                                       $ 68.5      $ 59.4        15.3 %
  Core railroad                                35.6        31.6        12.7
Agricultural Commodities                       55.2        44.5        24.0
Intermodal                                     31.6        28.7        10.1
Automotive, Steel and Chemicals                50.7        50.8        (0.2)
Consumer Products                              33.3        31.8         4.7
  Net freight revenues                       $274.9      $246.8        11.4
Commuter                                       25.9        20.6        25.7
Other                                           6.2         6.5        (4.6)
  Total operating revenues                   $307.0      $273.9        12.1 %




Load Comparison by Business Group                         (loads in thousands)
                                                 Three Months Ended March 31,
                                                                      Percent
                                                                      Change
                                               1995        1994      from 1994
Energy (coal):
  WRPI                                        250.4       212.9        17.6 %
  Core railroad 1/                             18.8        17.9         5.0
Agricultural Commodities                       82.7        72.5        14.1
Intermodal                                    187.1       174.2         7.4
Automotive, Steel and Chemicals                87.6        86.5         1.3
Consumer Products                              46.4        46.5        (0.2)
  Total loads                                 673.0       610.5        10.2 %


1/ Excludes 86,500 and 73,400 loads in 1995 and 1994, respectively, which originated on WRPI (and are treated as WRPI loads) and moved over the core railroad to midwestern utilities.
                                       10


                        Operating Revenues - (Cont'd.)

ENERGY (Coal)--Volume and net revenues increased compared to 1994 related to coal originated in the southern Powder River Basin in Wyoming. WRPI volume and revenue increases were due to new contracts and additional volume to existing customers. Western coal and core railroad coal shipments increased 17.6% and 15.2%, respectively. WRPI revenue increases were less than volume increases due to new and renewed contracts at rates lower than those in place in 1994.

AGRICULTURAL COMMODITIES--Volume and net revenues increased due to a record corn harvest in 1994. Shipments of raw grains and finished grain products increased 17% and 26%, respectively.

INTERMODAL--Volume and net revenues increased due to increased traffic from existing international steamship customers.

AUTOMOTIVE, STEEL AND CHEMICALS--Volume increased compared to 1994, primarily due to a 6.4% increase in automobile shipments and a 26.3% increase in metallic ore shipments. These increases were offset by the loss of an ore contract. Net revenues decreased slightly due to the change in traffic mix.

CONSUMER PRODUCTS--Net revenues increased and volume decreased slightly due to changes in traffic mix.



                              Operating Expenses

Operating expenses were $237.8 million in 1995, an increase of $12.1 million, or 5.4%, compared with 1994 primarily due to increased labor, depreciation and locomotive rent caused by traffic increases. The table below is a comparison of operating expenses.

Operating Expenses                                       (millions of dollars)
                                                                Percent change
                                             1995      1994       from 1994
Compensation and benefits                   $113.2    $103.1         9.8 %
Diesel fuel                                   20.9      22.2        (5.9)
Material and purchased services               20.5      22.4        (8.5)
Hire of freight equipment                     16.2      18.7       (13.4)
Other rents                                   22.1      18.3        20.8
Depreciation                                  20.2      18.6         8.6
Casualties                                    10.4       9.5         9.5
Other*                                        14.3      12.9        10.9
Total expenses                              $237.8    $225.7         5.4 %


*Other includes property taxes, utilities, vehicle operating costs, FRA and railroad association fees, and other general expenses.
                                      11


                        Operating Expenses - (Cont'd.)

1995 compensation and benefits expense increased due to new employees hired for train and engine service. Payroll taxes and other fringe benefit costs increased compared with 1994 due to increased payroll taxes related to new employees and higher wages, an increase in the health and welfare insurance rate, and increased profit sharing and management incentive compensation.

Diesel fuel expense in 1995 decreased due to a 7.6% decrease in the average price per gallon and the effects of mild winter weather compared to 1994, partially offset by a 2.1% net increase in consumption related to the increase in traffic.

Material and purchased services decreased compared to 1994 primarily due to reduced locomotive and freight car repair expenses, partially offset by increased maintenance of way repair expenses.

Hire of freight equipment decreased due to increased earnings from new equipment and favorable winter weather. Other rents increased due to new locomotive leases.

Depreciation expense increased due to increased traffic levels on WRPI, where track structure components are depreciated on the unit of production method, and increases in the depreciation base due to property additions.

Casualty expense, which includes personal injury, environmental and insurance expense, increased due to increased personal injury and loss and damage expenses, partially offset by a reduced environmental accrual due to a change in remediation required at a major site and State reimbursements.

Other expenses increased due to increased property tax, utility and relocation expenses.


                               OTHER INCOME, NET

Other income (loss) decreased compared to 1994 due to $6.0 million of merger expenses, partially offset by a $1.0 million increase in interest income. See
Note 2 to Condensed Consolidated Financial Statements for a summary of other income, net.

                               INTEREST EXPENSE

Interest expense increased by $2.4 million compared to 1994 due to increased interest rates, partially offset by lower debt levels.

                                 INCOME TAXES

The income tax provision increased compared to 1994 due to the increase in pretax income in 1995.
                                      12


                                 OTHER MATTERS

On April 25, 1995, UP Rail's tender offer was consummated, increasing its ownership of the Company to approximately 99.5%. See Note 1 to Condensed Consolidated Financial Statements.

UP Rail has stated it intends to continue to review the Company and its assets, businesses, operations, properties, policies, corporate structure, capitalization and management and consider if any changes would be desirable in light of the circumstances then existing. Parent has stated that upon consummation of the Merger, it intends to continue to review the business of the Company and identify synergies and cost savings, including its freight traffic arrangements with the Company.

The acquisition will be accounted for under the purchase method of accounting, and assets and liabilities will be recorded at their fair market value. In addition, accounting policies will be conformed, operations will be merged and duplicate facilities and head count will be removed. As a result, future earnings will differ from those recorded had there been no acquisition.


                                   LIQUIDITY

At March 31, 1995, the Company's working capital totaled a negative $73.3 million, while cash and temporary cash investments totaled $106.5 million. The Company has historically been able to operate with negative working capital due to a higher turnover rate for receivables than accounts payable. The Company has consolidated indebtedness that is substantial in relation to its common stockholders' equity. As of March 31, 1995, the Company had long-term indebtedness including current maturities of $1.1 billion and common stockholders' equity of $344.4 million.

The Company's cash requirements for financing and investing activities through the end of 1995 are comprised of interest and principal payments under its outstanding indebtedness and capital expenditures. The Parent is in the process of refinancing the Company's existing debt agreements.

The Company uses a program of financial derivatives or hedges to limit its exposure to interest rate and fuel commodity market risks and to comply with provisions of its debt agreements. The Company uses both swaps and caps in its interest rate hedging program. Through the end of 1996, under $200 million of indebtedness is unhedged. The Parent is currently reviewing this program.

                     CAPITAL AND MAINTENANCE EXPENDITURES

The Company allocates funds for capital and maintenance expenditures based on its capital needs indicated by its long-term planning and availability of internally generated funds or suitable long-term financing.

Capital expenditures in the first quarter of 1995 were $11.8 million. A $144 million capital expenditure program is presently authorized for the Company, subject to review by the Parent. The majority of the capital expenditures program covers replacement of rail, ties, and other track material system-wide, expansion of train handling capacity from the southern Powder River Basin by WRPI, and construction of new facilities to serve shippers. The Company plans to acquire equipment under operating leases with a cost to lessors of $185 million in 1995, subject to review by the Parent.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          On March 28, 1995, an amended class action complaint, amending two of five previously filed purported class action suits (the "Amended Class Action"), was filed in the Court of Chancery in Delaware (the "Court"). The Amended Class action reiterated the claims which had been made in the earlier suits which it amended, and also alleged, among other things, (i) that the Blackstone Group L.P. ("Blackstone"), the investment bank retained by the defendants to render a fairness opinion in connection with the Offer, is not disinterested or independent and has a conflict of interest with regard to the Offer, (ii) that the defendants breached or aided and abetted breaches of their duties of good faith and loyalty by approving for themselves and members of the Company's senior management lucrative compensation packages and other financial benefits, (iii) that the defendants structured the transaction in such a way as to prevent the Company's public stockholders from voting on the Merger or exercising dissenters' rights, and (iv) that the defendants breached their duties of candor and full disclosure by failing adequately to disclose, among other things, the information described in this paragraph, the reasons why the Company's Board failed to implement a stockholders' rights plan and the reasons for alleged discrepancies and variations between valuation ranges for the Shares as prepared by the financial advisors of Parent and the Company, respectively.

          On April 13, 1995, counsel for the Company, Parent and the plaintiffs in the pending class action lawsuits entered into a memorandum of understanding (the "Memorandum of Understanding") proposing to settle all of the pending class action lawsuits relating to the Offer. Pursuant to the Memorandum of Understanding, Parent and the Company agreed, among other things, (i) to disseminate certain supplemental disclosures to the Company's stockholders, (ii) to modify the Option Agreement (which was entered into in connection with the Merger Agreement) to provide that the Purchaser may only exercise its option thereunder to acquire additional Shares from the Company (thereby permitting a short-form merger) if the Purchaser acquires more than 87.5% (previously 85%) but less than 90% of the Shares in the Offer, and (iii) to extend the Expiration Date of the Offer until April 24, 1995. The actions referred to in clauses (i) through (iii) have been taken. The Memorandum of Understanding also provided that Parent and/or the Company pay plaintiffs' counsel fees in an amount not to exceed $525,000, inclusive of expenses, subject to approval of the Court. A stipulation of settlement, which would settle the Amended Class Action, has been executed and submitted to the Court for approval. A hearing has been set by the Court for June 20, 1995, to determine the fairness of the settlement

          There have been no material changes to previously reported litigation.
                                      15


Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

               On March 10, 1995, the Company filed a report on Form 8-K containing the text of a press release issued by the Company dated March 10, 1995, announcing that the Union Pacific will acquire 100 percent of CNW's common stock at $35 per share in cash.

               On March 17, 1995, the Company filed a report on Form 8-K containing the text of a press release issued by the Company and Union Pacific, dated March 17, 1995, announcing that they have executed a definitive agreement reflecting the previously announced transaction in which Union Pacific will acquire 100 percent of CNW's common stock at a price of $35 per share in cash.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY
                          By:





Date:  May 15, 1995                          /s/ R.J. Putz
                                               R.J. PUTZ
                                Assistant Vice President- Controller