Form 10-Q/A
period 1995-03-31
CHICAGO & NORTH WESTERN TRANSPORTATION CO /DE/
filed 1995-05-16
CIK 854884

[DESCRIPTION] TO APPEND FINANCIAL DATA SCHEDULES


                                   FORM 10-Q
                             (AMENDMENT NUMBER 1)

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

                              Common  44,537,821


[DESCRIPTION] EX-27
[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               MAR-31-1995
[CASH]                                         106,500
[SECURITIES]                                         0
[RECEIVABLES]                                  152,600
[ALLOWANCES]                                       300
[INVENTORY]                                     36,900
[CURRENT-ASSETS]                               304,000
[PP&E]                                       2,216,400
[DEPRECIATION]                                 353,500
[TOTAL-ASSETS]                               2,228,700
[CURRENT-LIABILITIES]                          377,300
[BONDS]                                      1,007,300
[COMMON]                                           700
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     343,700
[TOTAL-LIABILITY-AND-EQUITY]                 2,228,700
[SALES]                                              0
[TOTAL-REVENUES]                               307,000
[CGS]                                                0
[TOTAL-COSTS]                                  237,800
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              25,000
[INCOME-PRETAX]                                 41,100
[INCOME-TAX]                                    14,400
[INCOME-CONTINUING]                             26,700
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    26,700
[EPS-PRIMARY]                                      .58
[EPS-DILUTED]                                      .58
