Form 10-Q/A
period 1995-03-31
CHICAGO & NORTH WESTERN TRANSPORTATION CO /DE/
filed 1995-06-20
CIK 854884

[DESCRIPTION] APPEND FINANCIAL DATA SCHEDULES TO FIRST QUARTER 10-Q

                                  FORM 10-Q
                             (AMENDMENT NUMBER 2)

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





Date:  June 20, 1995                          /s/ R.J. Putz
                                               R.J. PUTZ
                                Assistant Vice President- Controller